Form 10KSB
period 2004-12-31
MAC FILMWORKS INC
filed 2005-04-15
CIK 1131166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                             -----------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-70526

                               Mac Filmworks, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                       74-2820999
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


9464 Mansfield Road, Suite A-1, Shreveport, Louisiana         71118
--------------------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (318) 687-8785

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Issuer's revenues for the fiscal year ended December 31, 2004: $0.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of March 31, 2005, was zero based on the shares of common stock not being publicly traded.

         The Registrant's common stock outstanding as of December 31, 2004, was 10,754,658 shares

         Documents incorporated by reference:  none.

--------------------------------------------------------------------------------

         Transitional Small Business Disclosure Format (Check One):
         Yes |_| No |X|

                               Mac Filmworks, Inc.



                                      INDEX
                                                                        Page No.
                                                                        --------

Part I    Item 1.   Description of Business                                 3
          Item 2.   Description of Property                                13
          Item 3.   Legal Proceedings                                      13
          Item 4.   Submission of Matters to a Vote of Security
                      Holders                                              13

Part II   Item 5.   Market for Registrant's Common Equity and
                      Related Stockholder Matters                          13
          Item 6.   Management's Discussion and Analysis                   14
          Item 7.   Financial Statements                                   19
          Item 8.   Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure               32
          Item 8A.  Controls and Procedures                                32
          Item 8B.  Other Information                                      32

Part III  Item 9.   Directors and Executive Officers of the
                      Registrant                                           34
          Item 10.  Executive Compensation
          Item 11.  Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters           34
          Item 12.  Certain Relationships and Related Transactions         35
          Item 13.  Exhibits                                               36
          Item 14.  Principal Accountant Fees and Services                 36

FORWARD LOOKING STATEMENT

     The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of our research and product development programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, such as failure to obtain a corporate partner or partners to support the development of our stem cell programs, our ability to sell, assign or sublease our interest in our facilities related to our encapsulated cell technology program, risks of delays in research, development and clinical testing programs, obsolescence of our technology, lack of available funding, competition from third parties, intellectual property rights of third parties, failure of our collaborators to perform, regulatory constraints, litigation and other risks to which we are subject.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History and Background

     We are a development stage company with a limited operating history. We were organized as a Delaware corporation in September 1997, under the name Keystone Entertainment, Inc., as a wholly-owned subsidiary of G/O International Inc., a publicly held Colorado corporation. In October 1997, we entered a reorganization agreement with Mac Filmworks, Inc., a Texas corporation ("Company"), which was formed in November 1994 to acquire, license and distribute classic films, television serials, children's programming and other film products. Through the reorganization we acquired all of the issued and outstanding common stock of Mac Filmworks-Texas in exchange for 4,747,680 shares of our common stock, or 77% of the outstanding shares. Under the reorganization agreement, G/O International was required to register the distribution of 1,600,000 shares of Keystone common stock which it owned, to the shareholders of G/O International. In January 1998, we amended our certificate of incorporation to change our name from Keystone Entertainment, Inc. to Mac Filmworks, Inc.

     In November 2000, we amended the reorganization agreement between Mac Filmworks-Texas, Mac Filmworks-Delaware and G/O International because G/O
International had not registered the distribution of the 1,600,000 shares. The amendment to the reorganization agreement provided that G/O International agreed to cancel any ownership rights in the 1,600,000 shares of Mac Filmworks-Delaware common stock it was originally issued, and in return Mac Filmworks-Delaware released G/O International from its obligation to register the distribution of the 1,600,000 shares of common stock and issued to G/O International 160,000 shares of common stock. In July 2002, we entered into a licensing agreement with UAV that allows UAV to distribute our film "Creature from Black Lake" on DVD throughout the United States. We have received a $20,000 advance for this sale and will receive a 20% royalty based on the wholesale value of the DVD. The contract expired in September 2004.

     In November 2002, we entered into a license agreement with Hong Kong Audio Video Multimedia Publishing Co., Ltd. Under the agreement, we have licensed the broadcast television, home video and theatrical distribution rights to one copyrighted film for a period of ten years for a fee of $7,500. In January 2003, we delivered the film to HKAVM and received a $750 deposit and the remainder of the fee shall be paid upon the occurrence of certain conditions.

     On December 30, 2002, we entered into a two-year license agreement with Passion Music Corp. to wherein we have sold to Passion Music Group up to 120 films. Under the agreement, Passion is permitted to make DVD masters of the tape masters delivered, and is required to (1) pay $300 per title (less fees and allowances) and (2) return a duplicate DVD master ($700 value) and the tape master we provided to Passion Music. Under the agreement, we delivered fifteen
(15) tape masters and received $4,500 in cash, DVD masters for each film, and the return of the tape master. In June 2003, Passion Music Group and Mac Filmworks mutually agreed to terminate the contract.

     On January 21, 2005, we filed our seventh amended registration statement on Form SB-2, which registered 250,000 units consisting of one share of common stock and seven redeemable warrants, each to purchase one share of common stock. Our registration statement was declared "effective" by the Securities and Exchange Commission ("SEC") on February 7, 2005. As a result of filing our registration statement, we are obligated to file with the SEC certain interim and periodic reports including an annual report containing audited financial statements. We anticipate that we will continue to file such reports, notwithstanding the fact that, in the future, we may otherwise be required to file such reports based on the criteria set forth under Section 12(g) of the Exchange Act.

     We are offering units consisting of one share of common stock and seven redeemable warrants, each to purchase one share of common stock, on a best efforts minimum/maximum basis with a minimum offering of 100,000 units or $100,000, and a maximum offering of 250,000 units or $250,000. We have retained One Financial Securities, Ltd. to assist us in offering and selling the units.

     The units, common shares, and warrants are not currently traded on any exchange, Nasdaq or on the OTC Bulletin Board. We intend to apply for listing of the common shares on the OTC Bulletin Board.

     On March 18, 2005, we entered into an asset purchase agreement with Amity Entertainment, Inc. pursuant to which they agreed to purchase the Company's right, title and interest in 98 films. In consideration for the film purchase, Amity has agreed to pay up to $1,850,000. The closing date is April 30, 2005.

     Our principal executive office is located at 464 Mansfield Road, Suite A-1, Shreveport, Louisiana 71118, and our telephone number is (318) 687-8785.

Overview

     We are a start-up entertainment company that will engage in the development of our existing and to-be-acquired nostalgic content entertainment library of:

        o  full length motion pictures or feature films;
        o  television series;
        o  made-for television movies;
        o  animation for children's films; and
        o  cartoons.

     Initially, we intend to market and distribute our library through traditional distribution channels, which include network and independent televisions stations, cable and satellite, pay television and home video in the domestic and international markets, including videocassette and DVDs. If we are able to generate significant revenues or raise additional capital in the future, we intend to market and distribute our library directly to sellers through the Internet.

     We currently own approximately 996 films, of which 93 are copyrighted and 903 are public domain titles. In addition, we currently have options to purchase approximately an additional 70 films, of which 62 are copyrighted. Our films and the films under option, include a wide variety of genres, including westerns, family, horror, action, drama, and comedy. The film libraries and number of films purchased for the libraries acquired are as follows:

Film Library                               Number of Films
Delta Equities                             132

Durbin Entertainment                       100

McCullough Productions                     1
                                           (copyrighted)

RAMM I                                     175

RAMM II                                    96
Saturn Productions                         300

Western International, Inc. (Cinevid)      92
                                           (92 copyrighted)

Western International, Inc.                100
Total Films/Properties............         996

   A summary of our sole purchase option is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                                              Number of Optioned
                                    Number of Films                                           Films Exercised as of
Film Library                        Optioned              Exercise Price of Option            January 1, 2005

-------------------------------------------------------------------------------------------------------------------------
Saturn Productions                  70                    o $10,000;                          None
                                    (62 copyrighted)      o 100,000 shares of common
                                                            stock; and
                                                          o promissory note in the
                                                            principal amount of
                                                            $5,000 due in August
                                                            2005.
-------------------------------------------------------------------------------------------------------------------------

     We believe that distributors and broadcast-television and cable companies will be attracted to both our copyrighted and public domain properties as a realistic means to provide programming without the risks of failure from the new production of television shows or movies. We intend to market our properties to broadcasters and cable operators on mutually attractive barter syndication terms or at competitive licensing rates.

Our entertainment library

     We will own masters, or films and videotapes suitable to be transferred to a master, to all of our properties. Approximately 130 properties are stored at our facilities in Shreveport. Approximately 192 properties are being stored by Sure Save Self Storage in Palm Desert, California for a monthly storage fee of $50. The remainder of our film and television properties are currently being held by their previous owners until we specify a delivery date and location or otherwise exercise our option.

     We have included in our description of our film properties below, a sample of the titles we own. Our library contains titles from numerous genres including:

        o   film noir;
        o   classics;
        o   cult movies;
        o   martial arts;
        o   comedies;
        o   family and children's films; and
        o   television programs.

     Some of our most popular film properties which we own include:

        o   Abraham Lincoln (1930) (public domain or "PD");
        o   At War with the Army (1950 PD) (Dean Martin, Jerry Lewis);
        o   Conflict (1978 copyright) (Martin Sheen);
        o   How Awful about Allan (1970 copyright) (Anthony Perkins, Julie
            Harris);
        o   Line of Fire (1969 copyright) (Robert DeNiro);
        o   Paco (1975 copyright) (Jose Ferrer);
        o   Planet of the Dinosaurs (1980 PD); and
        o   Vengeance Valley (1951 PD) (Burt Lancaster).

     Some of the films in the Durbin Entertainment library, in which we have the right to select 70 titles, all of which are public domain, include:

        o Classics such as His Girl Friday with Cary Grant and Rosalind Russel, Alfred Hitchcock's The 39 Steps, The Man Who Knew Too Much
            (1934), and seventeen other feature films by Alfred Hitchcock.

        o Cult movies such as The Night of the Living Dead, The Little Shop of Horrors with Jack Nicholson (1960), and Tunnelvision.

        o Exploitation movies like TNT Jackson, CC and Company with Joe Namath and Ann Margaret, and Dance Hall Racket with Lenny Bruce.

        o Westerns feature films starring the following actors: John Wayne (12 films), Roy Rogers (55 films), Hopalong Cassidy (23 films), Zane Gray (13 films), among others.

     Some of the most popular television properties in the Durbin Entertainment library, in which we may select an additional 70 titles, all of which are public domain titles, and the number of episodes available in each series, include the following:

        o   The Adventures of Robin Hood (80)
        o   The Adventures of Ozzie & Harriet (90)
        o   The Andy Griffith Show (13)
        o   Beverly Hillbillies (55)
        o   Bonanza (31)
        o   George Burns & Gracie Allen (12)
        o   The Cisco Kid (35)
        o   The Danny Thomas Show (13)
        o   The Dick Van Dyke Show (6)
        o   Dragnet (28)
        o   The Jack Benny Show (20)
        o   The Lone Ranger (17)
        o   The Milton Berle Show (10)
        o   You Bet Your Life  (12)

     Our film library will be reduced by 98 films should the Amity purchase successfully close.

Industry Background

     Both the motion picture and television industries are made up of two principal activities: production and distribution. Production involves the development, financing and production of feature-length motion pictures or television series. We plan to concentrate on the distribution and marketing of our current film and television library and any future properties we acquire.

Film Distribution

     Films are generally licensed for network broadcast and local television stations following distribution to theaters, home video and pay television. Licensing of feature films to commercial television is generally accomplished subject to agreements that allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Typical U.S. network licenses cover a six-year or seven-year period and can provide for exclusive exhibition on the network. Licensing to the major commercial network affiliates and direct licensing to local, domestic and foreign television stations can be a steady source of programming revenues.

Television Distribution.

     The U.S. television market is served by network affiliated stations, independent stations and cable systems, although the number of independent stations has decreased as many formerly independent stations have become affiliated with new networks in recent years. During prime time hours, network affiliates primarily broadcast programming produced for the network. In non-prime time, network affiliates telecast:

        o   network programming;
        o   off-network programming;
        o first-run programming--programming produced for distribution on a syndicated basis; and
        o   programming produced by the local stations themselves.

     Independent television stations and cable networks, during both prime and non-prime time, produce their own programs and telecast off-network programs or first-run programs acquired from independent producers or syndicators. Syndicators generally are companies that sell to independent television stations and network affiliates programming produced or acquired by the syndicator for distribution.

     Another key element to the distribution of film and television properties in the television industry is the barter of select titles with the broadcast or cable operator. The market for barter syndication exists because of the need for programming and the operator may find it more palatable to barter its advertisement slots to obtain such programs.

Business Strategy

     Our mission is to become a global provider of nostalgic film and television entertainment to network and independent stations, cable and satellite systems and directly to consumers through the Internet and on-demand ordering.

     Distribution and marketing of our films

     Our library currently consists of over 996 film and television properties. Additionally, we have the right to purchase 70 film and television properties, of which we intend to exercise this option upon the completion of this offering. We intend to market and distribute these properties through home video, broadcast direct response television, and barter syndication to over-the-air, cable and independent television stations. We intend to operate similar to conventional distributors, however, we will own the properties in our library (including public domain film masters) as opposed to many distributors who only have the right to sell the property with a percentage of the revenue going to the owner.

     We intend to utilize our library for the home video distribution business with a focus on the direct and retail sell-through markets. Products we intend to market for consumer purchase will primarily consist of select titles from library on videocassettes and DVDs. Typical suggested retail prices for videocassettes to be marketed as sell-through will range from $5.99 to $19.95 per program. Suggested retail prices on DVDs may range from $6.99 to $29.98 per program.

     Licensing of our films

     We intend to market and license our library in domestic markets to major network and independent television stations, satellite networks, pay-per-view and cable system operators. We intend to outsource all international distribution and marketing of our library.

     We intend to enter license agreements with customers that grant the customer a license to either (1) exhibit or distribute a specific film or television program for a specified term, territory and medium, or (2) in the case of a license to a pay television channel or a broadcast or cable television operator, the right to exhibit the property a specified number of times. Typically, upon the execution of a license agreement, we would deliver a copy of a sub-master of the film or television program.

     In consideration for the granting of the license to a specific film or television program to retail or wholesale distributors or a pay-per-view television exhibitors, we will receive a fee which will be a percentage of revenues from the licensee's distribution or exhibition of the property and may include an advance of the fee which is then recoupable from what otherwise would have been payable to Mac Filmworks. The fee will range from 10% to 20% of the revenues the licensee generates, which may range from approximately $100 to several thousand dollars, depending upon several factors, including but not limited to the film's genre, cast, commercial success and popularity, and whether the film is copyrighted or a public domain title.

     In the case of a license we grant directly to a broadcast network or station or pay or basic cable television operator, we plan to charge a licensing fee that will vary in range from several hundred dollars to several thousand dollars. The fee will vary depending on the title, the number of times the film may be broadcast, whether it is being licensed to a network, independent or cable television station, and when it will broadcast. In cases where the network or station offers barter arrangements, we may accept advertising time during the broadcast of the film that has been licensed instead of a cash license fee. If we accept a barter arrangement, we may then sell that time to advertisers or we will use it to promote and advertise our products.

Marketing Strategy

     Home video market

     We intend to distribute DVDs and videocassettes of feature films to the domestic home video rental market primarily by selling them to wholesale distributors, who then sell the videocassettes and DVDs to rental outlets, such as video rental chains, individual video rental stores, and supermarkets. We have not begun the process of transferring films from our video masters to DVDs or videocassettes, nor have we contacted companies with whom we intend to outsource such reproduction. We have not contacted any wholesale distributors or other companies which we hope to eventually sell and distribute our products.

     We believe that the packaging and art work for the video boxes, posters, advertisements and other selling materials relating to the films we distribute to the United States home video rental and sell-through markets are key factors in determining the amount of sales. We plan to be involved with the design of the promotional campaign for all properties we release. While some of the art works for packaging, advertisements, trade show displays and posters may be created in-house, we plan to commission outside parties to assist in the art work for these materials. We then plan to arrange for the printing, production and distribution of all promotional materials. Although we have contacts with such companies, we have not contacted any advertising companies to design and/or produce our promotional materials, nor have we begun the design or production of any promotional materials that we may intend to complete in-house.

     We intend to market films and television programs directly to consumers by the following means:

        o   selling to distributors and rack-jobbers who then sell the  products to large retail outlets, convenience stores, or mass merchants;
        o   direct  response  advertisements  appearing as  trailers on our home videocassettes and at the end of broadcasts of some of our programs; and
        o direct response advertisements appearing as trailers on our home videocassettes and at the end of broadcasts of some of our programs; and
        o sales to specialty retail outlets such as governmental agencies, gift stores, libraries, museums, Radio Shack, The Sharper Image, General Nutrition Centers, and Home Depot.

     In addition, we intend to market our properties directly to consumers through their inclusion in catalogs produced by Mac Filmworks and others. We have not created a catalog of our films, nor have we contacted other companies for the inclusion of our films in their catalogs. We intend to use a portion of the proceeds from this offering to fund various marketing expenses, including but not limited to the transfer of films to DVD and videocassette and the design and production of marketing and promotional materials and catalogs.

     Broadcast and cable television

     In connection with our distribution and licensing of films and television programming to the United States television market, we intend to emphasize the development, marketing and distribution of our films in the pay, basic cable and over-the-air broadcasting markets. We intend to implement this strategy by concentrating our resources on developing a strong market presence and relationship with local independent stations that serve small to middle markets and whose bulk of advertising revenues are generated from local or regional advertisers. We intend to enter into license agreements with exhibitors, such as, television networks, television stations and cable and satellite systems operators, as well as sub-distributors. We intend to outsource all international distribution, if any.

     We have not begun to develop, market or distribute any of our products to broadcast or cable television markets, nor have we contacted any networks or exhibitors, or licensed any of our products.

Competition

     In marketing films and television programs, we compete against the major studios, such as AOL Time Warner, The Walt Disney Company, MCA, Paramount, Fox, and Sony/Columbia, as well as smaller distribution companies owning film catalogs/libraries or syndicated television programs. Since we will expend significantly less on product acquisitions than many of these competitors we believe we can produce profits from even modest sales volume.

     As a company that acts primarily as its own distributor, we compete with other distributors for wholesalers, retailers and consumers and for home video rights with products they do not produce. This competition, in the case of distribution, is influenced by box office success, advertising, publicity and other factors.

Employees

     We currently have two employees, one of which is part-time. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

Facilities

     We sublease the facilities located at 9464 Mansfield Road, Suite A-1 and Suite C, Shreveport, Louisiana, which consists of approximately 1,726 square feet, from Jim McCullough Productions, a sole proprietorship. We believe our lease rates to be competitive in the market. At the present time, we consider this space to be adequate to meet our needs.

Legal Proceedings

     As of the date of this prospectus, there are no legal proceedings pending or, to our knowledge, threatened against us or to which we are a party.

Copyrights

     Of the 996 films we have purchased, 93, or 9%, are under copyright protection. Of the approximately 1,600 films and over 100 television serials in a particular library in which we have the right to select 70 additional titles, none are under copyright protection. Of the 70 films under option, 62 films are under copyright protection. We intend to renew all copyrights in which we are able.

     Those films not under copyright protection have fallen into the public domain. A film enters the public domain when (1) the initial copyright expired without renewal for a second term, or both terms have expired or (2) the copyright notice was defective or missing from the work and no efforts were made to cure the omission. In connection with our films that have fallen into the public domain, we do not have copyright protection. However, new copyrights can be granted to public domain properties if certain modifications are made to the film, including changing the musical score, color, new openings.

     In connection with the public domain properties we own, we are unable to assert our exclusive right to license or distribute the films and we will have no recourse against others who also own the public domain properties.

Risk Factors

     The following factors affect our business and the industry in which it operates. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that we currently consider immaterial may also have an adverse effect on our business. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows, or prospects could be materially adversely affected.

     You will have to make your investment decision on this limited operating history, which may not be representative of our future operations.

     We were incorporated in November 1994. Since inception we have conducted minimal operations. Thus, we have a limited operating history for you to analyze or to aid you in making an informed judgment concerning the merits of an investment in our securities. We may not be able to successfully generate revenues, operate profitably, or make any distributions to the holders of our securities. Any investment in our securities should be considered a high risk investment because you will be placing funds at risk in an unseasoned start-up company with unforeseen costs, expenses, competition and other problems to which start-up ventures are often subject.

     We will be dependent on our ability to raise additional capital. If we are unable to raise additional capital, we will not be able to fund future operations and may have to cease operations.

     To execute our business strategy, we require more capital than we currently have or that we may raise through this offering. As of December 31, 2004, we had cash reserves of approximately $158 and have generated nominal revenues. We can provide no assurance that we will be able to generate revenues sufficient to fund operations. With limited cash reserves and nominal revenues, we have had to limit our operations to maintaining our office and films and attempting to raise additional capital.

     We believe we will need a minimum of approximately $75,000 per month to market and distribute our films, make principal and interest payments on our outstanding debts and to fund general working capital expenses. Because this amount is significantly more than we are attempting to raise in our public offering and because we may not close on the sale of films to Amity
Entertainment, we initially intend to limit our operations to marketing, distributing, and licensing select titles from our library which we believe are our most marketable films.

     As of December 31, 2004, we had cash reserves of $158 and a working capital deficit of $1,244,528. As of the date hereof, we are unable to fund marketing and working capital expenses to operate our business. Without internal sources of financing generated through operations, we are forced to seek external sources of financing and/or sell our assets. There is no assurance that funds through other sources of financing will be available or, even if they are available, that they will be available on terms that will be acceptable to us. If we are unable to raise additional funds, we may have to limit our operations to an extent not presently determinable by management, but which may include the sale of any assets owned or our ceasing to conduct business.

     We have issued promissory notes with payments due in August 2005 and August 2006. We have not created a sinking fund for the repayment of those notes, and if we are unable to generate significant revenues or raise additional proceeds, we will likely default on the payment of the notes and lose our rights to a significant number of films in our library.

     In August and September 1997, we issued five promissory notes in connection with the purchase of our film libraries for aggregate principal balance of $544,500. As of December 31, 2004, we will owe $859,952 in principal and accrued interest. We have not created a sinking fund for the repayment of these notes. We have made minimal payments on the notes in order to extend the maturity dates of the notes. We are required to make principal payments of $441,940 plus accrued interest in August 2005 and $271,000 plus accrued interest in August 2006.

     Furthermore, as of December 31, 2004, we have not generated any revenues. If we are unable to generate substantial revenues or raise additional capital, we will be unable to make payments due in August 2005. We do not believe that we will be able to generate sufficient cash flows to repay the notes within the next twelve months and will be required to raise additional capital.

     If we are unable to make the payments due in August 2005 or to negotiate an extension to the maturity date of each of the notes, we will default on the notes and we will lose our rights to 896 of the 996 films in our library. In addition, we may be required to cease operations and/or file for Chapter 11 bankruptcy protection. Although we are legally obligated to make payment on the notes, there is no assurance that we will be financially able to do so.

     We depend on the services of Jim McCullough and the loss of his services could have a material adverse effect on our ability to continue operations.

     Our success is dependent upon, among other things, the experience and abilities of Jim McCullough, Sr. Mr. McCullough has extensive experience, business contacts, and knowledge of the film production and distribution industry. Mr. McCullough is our chairman, chief executive officer, chief accounting officer and is solely responsible for our sales, marketing and product development. Mr. McCullough is currently 76 years of age. In January 2001, we entered into a three-year employment agreement with Mr McCullough. In January 2004, we renewed the employment agreement under the same terms. We do not maintain key-man life insurance on Mr. McCullough's life. The loss of Mr. McCullough's services for any reason could have a material adverse effect on our ability to continue operations.

     Members of our management team may have conflicts of interest with Mac Filmworks. If Mr. McCullough does not disclose a conflict of interest to Mac Filmworks and a business opportunity is taken from us, our business may suffer.

     Our strategy to distribute and market our entertainment libraries and acquire additional film libraries may raise potential conflicts of interest between Mac Filmworks and our president and chairman, Jim McCullough. In addition to being an officer and director of Mac Filmworks, he is the president and principal shareholder of Triad Family Media, Inc., a business involved in the licensing and distribution of motion picture films.

     From time to time, Mr. McCullough may become aware of investment and business opportunities and may be faced with the issue of whether to involve Mac Filmworks in such a transaction. Mr. McCullough may have conflicts in the event that Triad actively seeks the acquisition of properties and business that are identical or similar to those that Mac Filmworks might seek. If at any time Mac Filmworks and Triad are simultaneously seeking business opportunities, Mr.
McCullough may face the conflict of whether to submit a potential business acquisition to Mac Filmworks or to Triad.

     We have not established formal guidelines or procedures for resolving potential conflicts between Mac Filmworks and our management, except to impose an affirmative obligation to disclose any conflicts to our shareholders and the board of directors, and to contractually limit his involvement in other competitive businesses to no more than ten percent of his daily involvement. His failure to resolve conflicts of interest in favor of Mac Filmworks may result in his being liable to Mac Filmworks.

     We are in a competitive industry with several companies with greater financial and technical resources, which may affect our ability to generate revenue.

     We compete in a highly competitive industry which is dominated by several large media companies, such as AOL Time Warner, Walt Disney Company, and Sony/Columbia, among others. In addition, we will compete with many smaller film and television distribution companies who own and/or distribute their properties. Both our larger competitors as well as most of the smaller competitors have significantly greater financial, technical, marketing and human resources than we do, which will make it difficult for us to compete. These competitors are able to devote greater resources than we can to the development, promotion and distribution sale of their products and respond more quickly than we can to new technologies or changes in customer preferences. Though we may never be able to compete with our largest competitors, our ability to compete with the smaller competitors will depend on our ability to quickly and efficiently develop, market and distribute our products. If we are unable to effectively execute this strategy, we may have difficulty generating revenue sufficient to support our operations and creating and establishing a market presence in our industry.

     Our entertainment library may not appeal to mass audiences, which may negatively affect our ability to generate revenue.

     We currently own 93 copyrighted films and 903 public domain films, made-for-television movies, animated features and cartoons in our library. Of the 996 titles in our library, approximately 70% were released prior to 1948.

     Dependence on our entertainment library poses a significant risk in the event problems are encountered with respect to the audience tastes, cost of the product, or other competitive products that reduce demand for our products. We can provide no assurance successfully instituting our marketing plan will lead to market acceptance. If our films and television properties do not appeal to consumers' tastes, we may not generate sufficient revenue to cover related expenses, which may have a material adverse effect on our business and on your investment.

     If consumers spend less on entertainment-related goods and services, we may have difficulty generating revenues or becoming profitable.

     Our business opportunities are directly dependent upon the level of consumer spending on home entertainment products and other related products, a discretionary spending item. In addition, our success depends upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income such as employment, business conditions, interest rates, and tax rates. Consumer spending in general or spending in the home entertainment market in particular may decline, which would likely have a direct effect on our ability to generate revenue.

     Our entertainment library may be damaged or destroyed if we or any other company which maintains custody of portions of our library fail to properly care for and preserve our properties.

     Film negatives, often referred to as masters, must be properly cared for and stored at the appropriate conditions. Of the 996 films to which we have title, approximately 130, or 13% of our films are at our facility in Shreveport. The remaining films are being cared for and are in the custody of the companies from which we purchased the films. These companies have agreed to care for and provide adequate storage conditions for our films. We do not have general liability insurance to cover the loss or damage on any of our films, whether stored at our facility or at others' facilities. Any errors or failures to properly care for any of our films could result in the loss, damage or destruction to those properties, which may have a material adverse effect on our operations.

     Our ability to generate revenues on public domain properties may be adversely effected if third parties market and distribute these properties.

     Of the 996 properties we own, 93 properties are copyrighted and 903 are in the public domain. In addition, of the 70 films we have the option to acquire, 8 are public domain films and 62 films are copyrighted. A film enters the public domain when (1) the initial copyright expires without renewal for a second term, or both terms have expired or (2) the copyright notice was defective or missing from the work and no efforts were made to cure the omission. It is possible and likely that several of our public domain properties that we decide to market and distribute are either currently being distributed by or will eventually be distributed by third parties. Although we have valid title and own public domain masters, our ownership rights as to these properties will not be exclusive by definition.

     In connection with the public domain properties we have title, we do not have copyright protection and are unable to assert our exclusive right to license or distribute these properties. While we may market, distribute and sell the public domain titles in which we have title, we will be unable to prevent third parties from exploiting the same titles. If third parties are able to more effectively market any public domain titles, we may not be able to generate revenues sufficient to make the marketing and distribution of those titles profitable.

     Penny stock rules could make it hard to resell your shares and impose significant restrictions on broker-dealers.

            The "penny stock" rules limit trading of securities not traded on NASDAQ or a recognized stock exchange, or securities which do not trade at a price of $5.00 or higher, in that brokers making trades in those securities must make a special suitability determination for purchasers of the security, and obtain the purchaser's consent prior to sale. The application of these rules may make it difficult for purchasers in this offering to resell their shares.

     If our common stock is not approved for listing on a trading market or the OTC Bulletin Board, your ability to sell Mac Filmworks securities may be limited.

     Our common stock does not meet the listing requirements for any trading market other than the OTC Bulletin Board. The OTC Bulletin Board may not approve our listing. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of Mac Filmworks, and lower prices for Mac Filmworks' securities than might otherwise be attained.

Employees

     We currently have two employees, one of which is part-time. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

     The following table sets forth certain information regarding the Company's current directors and executive officers.


          Name            Age                  Position

Jim McCullough, Sr.....    76    Chairman, president, chief executive officer,
                                 chief financial officer, and chief accounting officer

Richard Mann...........    51    Director


ITEM 2.  DESCRIPTION OF PROPERTY

     Our principal executive offices are located located at 9464 Mansfield Road, Suite A-1 and Suite C, Shreveport, Louisiana, which consists of approximately 1,726 square feet. We lease these facilities from Jim McCullough Productions, a sole proprietorship. We believe our lease rates to be competitive in the market. At the present time, we consider this space to be adequate to meet our needs.

     The lease provides that we pay Jim McCullough Productions $1,000 per month for office and warehouse space. Upon expiration of the lease, we intend to enter a similar lease or rent the space on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders during the period covered in this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     At present, our securities are not traded publicly. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. Our stockholders may, therefore, find it difficult to resell their securities.

     We are currently undertaking a public offering of a maximum of 250,000 units at a price of $1.00 per unit, for an aggregate offering of up to $250,000, excluding commissions and offering related expenses. This public offering was registered with the SEC pursuant to a registration statement on Form SB-2. Subsequent to the year end, on February 7, 2005, our registration statement was declared "effective" by the SEC. The commission file number assigned to this registration statement is 333-70526.

     We commenced our public offering in February 2005. The units will be offered and sold through One Financial Securities, Ltd., our managing placement agent, and through our officers and directors. As of the date hereof, we have sold no units.

     We have agreed to pay a placement agent fees of up to 13% of the gross proceeds raised in the offering.

Holders of Record

     As of December 31, 2004, we had 172 shareholders of record.

Cash Dividends

     We have not declared dividends on our common stock in the last two fiscal years or during the current fiscal year. There are no restrictions on the company's ability to pay cash dividends, other than state law that may be applicable; those limit the ability to pay out all earnings as dividends. The Board of Directors does not, however, anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of its business.

Recent Sales of Unregistered Securities

     In October 2003, we issued 100,000 shares to Saturn Productions as part of the purchase price for 70 films. In July 2001, we issued 2,000,000 shares of common stock to three consultants for services rendered and services to be rendered. In July 2001, we issued 100,000 shares of common stock to one accredited investor for $10,000 cash. In May 2001, we issued 1,000,000 shares of common stock to our chief executive officer as a bonus for services rendered.

     In each of the transactions described above, each investor acknowledged in writing that they were an accredited investor, as that term is defined in the Securities Act.

     The above transactions were completed pursuant to Section 4(2) of the Securities Act and did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

     Except as otherwise noted, all sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Overview

     We are an entertainment company and our business strategy is to acquire, license and distribute classic movies, TV serials and other film products. Since our inception on November 22, 1994, we have operated as a development stage company.

Critical Accounting Policies

     General

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company's financial statements (See Note 1 in the Notes to Consolidated Financial Statements).

     Use of Estimates

     Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

     Cash

     Cash includes demand deposit bank accounts. Mac Filmworks' policy for cash and cash equivalents includes any highly liquid investments with original maturities of three months or less.

     Revenue Recognition

     We recognize revenue in accordance with Statement of Accounting Position 00-2 "Accounting by Producers or Distributors of Films". Revenue is recognized from a sale or licensing arrangement of a film when persuasive evidence of a sale or licensing arrangement with a customer exists; the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; the license period of the arrangement has begun and the customer begins its exploitation, exhibition or sale; the arrangement fee is fixed or determinable; and collection of the arrangement fee is reasonably assured.

     Property and Equipment

     Property and equipment is valued at cost. The costs of additions and betterments are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on disposition of equipment are reflected in operations.

     Impairment of Long-Lived Assets

     Films are reviewed for impairment on a film-by-film basis whenever events or changes in circumstances indicate that the historical cost-carrying value of each film may not be recoverable. Mac Filmworks assesses recoverability of the carrying value of each film by estimating the future net cash flows expected to result from the film, including eventual disposition. If the future net cash flows are less than the carrying value of the film, an impairment loss is recorded equal to the difference between the film's carrying value and fair value. Other assets are reviewed for impairment by asset group for which the lowest level of independent cash flows can be identified and impaired in the same manner as films.

     Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

     Income Taxes

     Mac Filmworks recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Mac Filmworks provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

     Recently Issued Accounting Pronouncements

     Mac Filmworks does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Mac Filmworks results of operations, financial position or cash flow.


Plan of Operation

     Our independent auditors have indicated in a footnote to our financial statements that we have not yet established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate funding, we could be forced to cease operations.

     Since inception, we have generated limited revenues. Our sole revenue has been derived from an option sold in June 2002 to distribute one of our films. We have no revenues from the distribution of our properties because we do not have the capital necessary to prepare our films for distribution and market them. Our operating expenses were cut to a minimum during 2001 due to our lack of funds. We had to postpone stock registration, marketing and distribution efforts, and extend existing debt obligations this past year because we have had limited cash reserves. Our operating expenses have risen and fallen based on our available cash. Our future level of operations will be dependent on future cash availability.

     Since inception, we have raised approximately $471,720 through the sale of common stock. As of December 31, 2004, we had cash reserves of $158 and a working capital deficit of approximately $1,244,528. In order to develop our business plan as intended, we will require working capital in excess of what we would raise upon completion of the public offering, assuming we raise the maximum amount.

     As of December 31, 2004, we owed approximately $859,952 on promissory notes issued in connection with the purchase of our film libraries, of which payments are due in August 2005 and August 2006. We have not set up a sinking fund for the repayment of the notes. As of December 31, 2004, we had only cash in the amount of $158 and no revenues. To pay the principal and accrued interest of the notes, we must raise capital through our public offering or the sale of certain assets. As of the date hereof, we have not sold any of our securities in the offering nor have we completed the sale of any of our assets. Unless we are able to raise capital or extend the maturity dates of the notes, we will default on note payments for our film libraries. Our current commercial commitments are as follows:

--------------------------------------------------------------------------------------------------------------------
      Commitment                 Description                                  Payments Due by Period
--------------------------------------------------------------------------------------------------------------------
                                                                 Through              Through             Through
                                                              Dec. 31, 2005        Dec. 31, 2006       Dec. 30, 2007
----------------------------------------------------------- ---------------------------------------------------------
Employment Agreement  We have renewed a three-year
with Jim McCullough   employment agreement with Mr.
                      McCullough  which  provided  that
                      he will be paid an annual  salary          $520,000            $604,000               --
                      of $84,000. As of  December  31,
                      2004, we have accrued Mr. McCullough's
                      salary  in the  amount of  $520,000.
                      This agreement will expire in
                      January 2007.
--------------------------------------------------------------------------------------------------------------------
Promissory Notes      As of December 31, 2004,  we will
                      owe an  aggregate  of $859,952 in
                      principal  and  accrued  interest          $441,940            $466,327               --
                      on notes issued in  consideration      (due August 2005)    (due August 2006)
                      of   the    purchase    of   film
                      libraries.    These   notes   are
                      non-recourse   notes  and  if  we
                      default  on the  notes,  we  will
                      lose our rights to  approximately
                      896 of the 996 films.
--------------------------------------------------------------------------------------------------------------------

     The Company intends on funding operations through external sources of financing and/or selling of certain assets. We are attempting to raise capital through a public offering of units consisting of consisting of one share of common stock and seven redeemable warrants, each to purchase one share of common stock at various exercise prices, on a best efforts basis with a minimum gross offering of $100,000 and a maximum gross offering of $250,000. In the event we are successful, we have committed to pay a placement agent of up to 13% of the gross proceeds raised. There is no guarantee and we give no assurance that this offering will close. Additionally, we have entered into an agreement with Amity Entertainment for the purchase of 98 of our films for a purchase price up to $1,850,000. We are in the due diligence stage of this transaction, and we give no assurance that this sale will close. As of the date hereof, we have no arrangements for debt financing nor do we anticipate entering into such arrangements in the near future.

     We believe we will need a minimum of approximately $75,000 per month to market and distribute our films, make principal and interest payments on our outstanding debts and to fund general working capital expenses. Because this amount is significantly more than we are attempting to raise in our public offering and because we may not close on the sale of films to Amity
Entertainment, we initially intend to limit our operations to marketing, distributing, and licensing select titles from our library which we believe are our most marketable films.

     As of December 31, 2004, we had cash reserves of $158 and a working capital deficit of $1,244,528. As of the date hereof, we are unable to fund marketing and working capital expenses to operate our business. Without internal sources of financing generated through operations, we are forced to seek external sources of financing and/or sell our assets. There is no assurance that funds through other sources of financing will be available or, even if they are available, that they will be available on terms that will be acceptable to us. If we are unable to raise additional funds, we may have to limit our operations to an extent not presently determinable by management, but which may include the sale of any assets owned or our ceasing to conduct business.


Off-Balance Sheet Arrangements

     As of December 31, 2004, the Company had no off-balance sheet arrangements.

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") enacted Statement of Financial Accounting Standards 123--revised 2004 ("SFAS 123R"), Share-Based Payments, which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to
Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income.

     The accounting provisions of SFAS 123R will be effective for the Company for reporting periods beginning after July 1, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 of the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for Fiscal 2003 through Fiscal 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. The Company is evaluating the terms and structure of its current share based payments and does not expect the adoption to have a significant, adverse impact on the consolidated statements of income and net income per share as it relates to current granted options and warrants as of the date of the adoption.

     In January 2003, the FASB issued Interpretation No. 46(R) ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities, but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements are effective for the first period that ends after March 15, 2004; the Company elected to adopt the requirements effective for the reporting period ending December 31, 2004. The adoption of FIN 46 had no effect on the consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
   Mac Filmworks, Inc.
   (A Development Stage Company)
   Shreveport, Louisiana

We have audited the accompanying balance sheet of Mac Filmworks, Inc. (A Development Stage Company) as of December 31, 2004, and the related statements of expenses, stockholders' deficit, and cash flows for each of the two years then ended, and for the period from November 22, 1994 (Inception) through December 31, 2004. These financial statements are the responsibility of Mac Filmworks' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mac Filmworks, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the two years then ended, and for the period from November 22, 1994 (Inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Mac Filmworks will continue as a going concern. As discussed in Note 2 to the financial statements, the deficiency in working capital at December 31, 2004 and the operating losses raise substantial doubt about Mac Filmworks ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

April 8, 2005

                               MAC FILMWORKS, INC
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2004


          Assets
Current Assets
    Cash                                                           $       158
    Loan extension fees                                                  1,741
                                                                   -----------
Total Assets                                                             1,899
                                                                   ===========

          Liabilities and Stockholders' Deficit
Current Liabilities
    Current portion of notes payable for film
       library purchases, including accrued interest               $   441,940
    Due to related parties                                             269,228
    Accrued officer salary                                             520,000
    Accounts payable                                                     9,818
    Notes payable                                                        4,691
    Deferred revenue                                                       750
                                                                   -----------
       Total Current Liabilities                                     1,246,427

Long-term portion of notes payable                                      418,012
                                                                   -----------
          Total Liabilities                                          1,664,439
                                                                   -----------
Contingencies

Stockholders' Deficit
    Preferred stock, $.0001 par, 10,000,000 shares
       authorized, no shares issued or outstanding
    Common stock, $.0001 par, 50,000,000 shares
       authorized, 10,754,658 shares issued
       and outstanding                                                  1,075
    Paid-in capital                                                 1,390,121
    Deficit accumulated during the development stage                (3,053,736)
                                                                   -----------
       Total Stockholder's Deficit                                  (1,662,540)
                                                                   -----------
          Total Liabilities and Stockholders' Deficit              $     1,899
                                                                   ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                     Years Ended December 31, 2004 and 2003,
       and Period from November 22, 1994 (Inception) to December 31, 2004



                                                                    Inception to
                                              2004          2003        2004
                                           ---------    ---------   ------------
Revenues                                   $      --    $   5,505   $   25,505

Operating Expenses
   General and administrative                 91,548      103,151    1,967,911
   Imputed film storage rental costs           7,200        7,200       50,400
   Depreciation                                   --        1,088       14,029
   Gain on disposition of assets                  --           --       (5,925)
   Impairment expense                             --       15,000      698,801
   Interest expense                           50,284       46,115      381,525
   Debt forgiveness                               --           --      (27,500)
                                           ---------    ---------   -----------
Net Loss                                   $(149,032)   $(167,049)  $(3,053,736)
                                           =========    =========   ===========

Basic and diluted net loss
     per common share                          $(.01)       $(.02)
Weighted average shares outstanding       10,754,658   10,687,991

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
         Period from November 22, 1994 (Inception) to December 31, 2004


                                               Common Stock           Paid-In      Accumulated
                                            Shares      Amount        Capital         Deficit          Totals
                                          ------------  ------       ---------     -----------       -----------
Issuance of stock to
    founders at inception                       10,000  $    1       $     999                     $     1,000
Cancellation of stock
    issued to one of
    original founders                           (1,000)
Issuances of common stock in:
    1997 to other
       original founders                     3,991,000     399            (399)
    1997 for services                          150,528      14          75,249                          75,264
    1997 for film library
       acquisitions                            247,680      25         123,815                         123,840
    1997 in a private
       offering for cash                       400,000      40         199,960                         200,000
    1997 in a private
       offering for cash                        37,500       4          37,496                          37,500
    1997 for services
       related to the private
       offering                                100,000      10             (10)
    1997 for public
       shell purchase                        1,340,000     134            (134)
Issuances of common stock in:
    1998 in a private
       offering for cash                        40,000       4          29,996                          30,000
    1998 in a private
       offering for cash                       100,750      10         100,740                         100,750
    1998 for services                          320,700      32         320,668                         320,700
Imputed film storage
    rental costs                                                         7,200                           7,200
Issuances of common stock in:
    1999 for services                           70,000       7          52,494                          52,500
    1999 in a private
       offering for cash                       147,000      15          36,035                          36,050
Imputed film storage
    rental costs                                                         7,200                           7,200
Issuance of common stock
    in 2000 for cash                           226,880      23          56,697                          56,720
    in 2000 for services                       142,500      14          35,611                          35,625
    in March for payment
       of prior year account
       payable                                  45,000       5          20,995                          21,000
    in July for
       computer equipment                       26,120       2           6,528                           6,530
    in September for
       public shell purchase
       price adjustment                        160,000      16            ( 16)
Imputed film storage
    rental costs                                                         7,200                           7,200
Net loss - period from
    Inception through
    Dec. 31, 2000                                                                    (1,612,537)    (1,612,537)
                                          ------------  ------      ----------      ------------    -----------
(Restated) Balances,
    December 31, 2000                        7,554,658     755       1,118,324       (1,612,537)      (493,458)
                                          ------------  ------      ----------      ------------    -----------


                            (continued on next page)


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)
         Period from November 22, 1994 (Inception) to December 31, 2004


                                              Common Stock        Paid-In   Accumulated
                                          Shares      Amount      Capital     Deficit        Totals
                                        ----------    ------    ----------  -----------    -----------
(Restated) Balances,
    December 31, 2000                    7,554,658       755     1,118,324   (1,612,537)      (493,458)

Issuance of common stock in:
    2001 for services                    1,200,000       120       119,880                     120,000
    2001 for cash                          100,000        10         9,990                      10,000
    2001 for payment of
    accounts payable                     1,800,000       180        94,197                      94,377
Imputed film storage
    rental costs                                                     7,200                       7,200

Net loss                                                                       (973,944)      (973,944)
                                        ----------    ------    ----------  -----------    -----------
(Restated) Balances,
    December 31, 2001                   10,654,658     1,065     1,349,591   (2,586,481)    (1,235,825)

Imputed film storage
    rental costs                                                     7,200                       7,200

Contributions to capital                                             8,940                       8,940

Net loss                                                                       (151,174)      (151,174)
                                        ----------    ------    ----------  -----------    -----------
(Restated) Balances,
    December 31, 2002                   10,654,658     1,065     1,365,731   (2,737,655)    (1,370,859)

Imputed film storage
    rental costs                                                     7,200                       7,200

Shares issued for
    film purchase                          100,000        10         9,990                      10,000

Net loss                                                                       (167,049)      (167,049)
                                        ----------    ------    ----------  -----------    -----------
Balances,
    December 31, 2003                   10,754,658     1,075     1,382,921   (2,904,704)    (1,520,708)

Imputed film storage
    rental costs                                                     7,200                       7,200

Net loss                                                                       (149,032)      (149,032)
                                        ----------    ------    ----------  -----------    -----------
Balances,
    December 31, 2004                   10,754,658    $1,075    $1,390,121  $(3,053,736)   $(1,622,540)
                                        ==========    ======    ==========  ===========    ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003,
       and Period from November 22, 1994 (Inception) to December 31, 2004

                                                                                      Inception to
                                                                 2004        2003     Dec. 31, 2004
                                                              ---------  ----------   ------------
Cash Flows From Operating Activities
    Net loss                                                  $(149,032) $ (167,049)  $(3,053,736)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
    Amortization of loan extension fees                             759          --           759
    Shares issued for services                                       --          --       605,089
    Imputed film storage rental costs                             7,200       7,200        50,400
    Forgiveness of debt                                              --          --       (27,500)
    Depreciation                                                     --       1,089        14,029
    Gain on disposition of assets                                    --          --        (5,925)
    Impairment expense                                               --      15,000       698,801
    Changes in:
       Accounts payable                                           3,569       5,530        81,123
       Accrued officer salary                                    84,000      84,000       520,000
       Accrued interest                                          49,163      46,115       371,381
       Deferred revenue                                              --          --           750
                                                              ---------  ----------   -----------
Net Cash Used In Operating Activities                            (4,341)     (8,115)     (744,829)
                                                              ---------  ----------   -----------
Cash Flows From Investing Activities
    Purchase of motion picture film libraries                        --          --       (60,390)
    Purchase of motion picture film library
       purchase rights                                               --          --       (16,000)
                                                              ---------  ----------   -----------
Net Cash Used In Investing Activities                                --          --       (76,390)
                                                              ---------  ----------   -----------
Cash Flows From Financing Activities
    Proceeds from loans from stockholders                         9,440      16,177       361,577
    Loan extension fees                                          (2,500)         --        (2,500)
    Payments on loans from stockholders                            (600)     (5,455)      (22,349)
    Proceeds from bank loans                                        827          --       104,257
    Payments on bank loans                                       (2,717)     (2,679)      (99,567)
    Proceeds from sales of common stock                              --          --       471,020
    Contributions to capital                                         --          --         8,940
                                                              --------- -----------   -----------
Net Cash Provided By Financing Activities                         4,450       8,043       821,378
                                                              --------- -----------   -----------
Net change in cash                                                  109         (72)          159

Cash at beginning of period                                                  50 122             0
                                                              --------- -----------   -----------
Cash at end of period                                         $     159 $        50   $       159
                                                              ========= ===========   ===========
Supplemental Disclosures:
    Interest paid                                             $       0 $         0   $         0
    Income taxes paid                                                 0           0             0

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                                               B&P DRAFT 4/13/05

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Business. Mac Filmworks, Inc. ("Mac Filmworks") was incorporated in Texas on November 22, 1994, to acquire, license and distribute classic movies, TV serials and other film products. During the development stage, Mac Filmworks is and has been attempting to raise sufficient cash to begin marketing efforts. In October 1997, Mac Filmworks acquired Keystone Entertainment, Inc. ("Keystone"), a Delaware corporation, in a transaction accounted for as a recapitalization. Keystone issued 4,747,680 shares of stock for the 4,747,680 shares or 100% of the then outstanding shares of Mac Filmworks. Before that issuance, Keystone had 1,340,000 shares outstanding, which is shown on the Statement of Stockholders' Deficit as the purchase price of Keystone by Mac Filmworks. The October 1997 agreement was amended November 21, 2000 to increase the 1,340,000 shares to 1,500,000 shares paid for Keystone.

Use of Estimates. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

Cash includes demand deposit bank accounts. Mac Filmworks' policy for cash and cash equivalents includes any highly liquid investments with original maturities of three months or less.

Property and equipment is valued at cost. The costs of additions and betterments are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on disposition of equipment are reflected in operations.

Impairment of Long-Lived Assets. Films are reviewed for impairment on a film-by-film basis whenever events or changes in circumstances indicate that the historical cost-carrying value of each film may not be recoverable. Mac Filmworks assesses recoverability of the carrying value of each film by estimating the future net cash flows expected to result from the film, including eventual disposition. If the future net cash flows are less than the carrying value of the film, an impairment loss is recorded equal to the difference between the film's carrying value and fair value. Other assets are reviewed for impairment by asset group for which the lowest level of independent cash flows can be identified and impaired in the same manner as films. Impairment expense of $15,000 and $683,801 was recorded in 2003 and 2001, respectively. See Note 3 and Note 4.

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Revenue Recognition. Mac Filmworks recognizes revenue in accordance with Statement of Accounting Position 00-2 "Accounting by Producers or Distributors of Films". Revenue is recognized from a sale or licensing arrangement of a film when persuasive evidence of a sale or licensing arrangement with a customer exists; the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; the license period of the arrangement has begun and the customer begins its exploitation, exhibition or sale; the arrangement fee is fixed or determinable; and collection of the arrangement fee is reasonably assured.

Income taxes. Mac Filmworks recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Mac Filmworks provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recently issued accounting pronouncements. Mac Filmworks does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Mac Filmworks results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Mac Filmworks will continue as a going concern. Mac Filmworks incurred losses of $149,032 and $167,049 in 2004 and 2003, respectively, and has a working capital deficit of $1,244,528 as of December 31, 2004. Accordingly, these conditions create an uncertainty as to Mac Filmworks ability to continue as a going concern. To date, Mac Filmworks has generated limited revenues. Assuming Mac Filmworks raises the maximum amount in the initial public offering, Mac Filmworks expects to have sufficient working capital for approximately eight months of operations. However, Mac Filmworks may need operating funds at an earlier date if the maximum amount in the offering is not raised, or if operating expenses are greater than anticipated. Mac Filmworks does not anticipate generating sufficient revenues to fund working capital requirements during the initial period and will be dependent upon external sources of capital until such time. Mac Filmworks intends to conduct additional capital raising efforts immediately subsequent to the close of the initial public offering. The financial statements do not include any adjustments that might be necessary if Mac Filmworks is unable to continue as a going concern.


NOTE 3 - ACQUISITION OF FILM LIBRARY AND SUBSEQUENT IMPAIRMENT

During 1997, Mac Filmworks purchased 7 private libraries containing 996 classic films, made-for-television movies, animated features and cartoons from five individuals. A summary of the purchase price is as follows:

       Cash                                                   $ 60,390
       Discounted value of notes payable                       483,571
       223,680 shares of stock at $.50 per share               111,840
                                                              --------
         Motion Picture Film Library                          $655,801
                                                              ========

Of the 996 films, 93 films are copyrighted and 903 are in the public domain. In addition, of the 70 films Mac Filmworks has the option to acquire, 8 are public domain films and 62 films are copyrighted. A film enters the public domain when
(1) the initial copyright expires without renewal for a second term, or both terms have expired or (2) the copyright notice was defective or missing from the work and no efforts were made to cure the omission. It is possible and likely that several public domain films that Mac Filmworks decides to market and distribute are either currently being distributed by or will eventually be distributed by third parties. Although Mac Filmworks has valid title and owns public domain masters, ownership rights as to these films will not be exclusive by definition.

In connection with the public domain films Mac Filmworks has title, Mac Filmworks does not have copyright protection and is unable to assert exclusive right to license or distribute these films. While Mac Filmworks may market, distribute and sell the public domain titles in which Mac Filmworks has title, Mac Filmworks will be unable to prevent third parties from exploiting the same titles. If third parties are able to more effectively market any public domain titles, Mac Filmworks may not be able to generate revenues sufficient to make the marketing and distribution of those titles profitable.

If Mac Filmworks continues to default on the notes payable associated with the film libraries and cannot continue to obtain extensions, Mac Filmworks could lose their rights to approximately 896 of the 996 films.

Mac Filmworks has not yet examined all properties purchased, but each agreement contains a right to substitute clause should any films be of inferior quality. All but about 100 films are being held by the library sellers. Mac Filmworks is paying $150 per month as storage to one seller. Mac Filmworks estimates the cost of storage for the other films would be $600 per month if all the sellers were charging a fair rate for this service. This amount is $7,200 per year which is being imputed as an expense and a shareholder capital contribution.

Annually, each seller re-confirms the transaction by extending the amount of time in writing to Mac Filmworks to pay off the purchase note. Mac Filmworks has full title to these films, as the purchase contracts do not state that the seller retains possession of the films until the purchase price is paid.

As of December 31, 2001, it was determined that estimated future net cash flows were less than the carrying value of the film library, and accordingly, an impairment loss of $655,801 was recorded for the year ended December 31, 2001.


NOTE 4 - ADDITIONAL FILMS PURCHASE OPTION

In 1997, Mac Filmworks paid $16,000 cash and 24,000 shares valued at $12,000 for the right to purchase an additional library of 700 films for an additional $104,000. The option expired in August 2003.

As of December 31, 2001, it was determined that estimated future net cash flows were less than the carrying value of the film purchase option, and accordingly, an impairment loss of $28,000 was recorded for the year ended December 31, 2001.

NOTE 5 - NOTES PAYABLE FOR FILM LIBRARY PURCHASES

Mac Filmworks agreed to purchase five film libraries for promissory notes as a portion of the purchase price. The balances a of December 31, 2004:


                                                    2004
                                                   --------
     (1)   Western International, Inc.             $ 87,000
     (2)   RAMM Film Video, Inc.                    100,000
     (3)   RAMM Film Video, Inc.                      8,000
     (4)   Saturn Productions, Inc.                 145,000
     (5)   Western International, Inc.              200,000
     (6)   Saturn                                     5,000
           Contractual down payments on
               the above not yet paid                 4,500
                                                   --------
           Total principal                          549,500

           Add: imputed and accrued interest        310,452
                                                   --------
                                                   $859,952
                                                   ========

Principal payments are due as follows:

                                    2005           $278,500
                                    2006            271,000
                                                   --------
                                                   $549,500
                                                   ========

Interest was imputed at 15% so the original recorded notes payable of $483,571 were recorded when purchased in 1997 at their net present values.

Collateral for each note payable are the underlying films being purchased.


(1) This $87,000 note originated on July 30, 1997, with 6 percent interest compounded monthly. Original terms required $43,500 plus accrued interest due August 31, 1998 and the remaining $43,500 plus accrued interest due August 31, 1999. Mac Filmworks obtained yearly extensions, the most recent extension requiring $43,500 plus accrued interest due August 31, 2005 and the remaining $43,500 plus accrued interest due August 31, 2006. The effective interest rate was 6.2% in 2004 and 2003.

(2) This $100,000 note originated on July 1, 1997, with 6 percent interest compounded monthly. Original terms required $50,000 plus accrued interest due August 31, 1998 and the remaining $50,000 plus accrued interest due August 31, 1999. Mac Filmworks obtained yearly extensions, the most recent extension requiring $50,000 plus accrued interest due August 31, 2005 and the remaining $50,000 plus accrued interest due August 31, 2006. The effective interest rate was 6.2% in 2004 and 2003.

(3) This $8,000 note originated on September 1, 1997, with 6 percent interest compounded monthly. Original terms required $8,000 plus accrued interest due September 30, 1998. Mac Filmworks obtained yearly extensions, the most recent extension requiring $8,000 plus accrued interest due September 30, 2005. The effective interest rate was 6.2% in 2004 and 2003.

(4) This $145,000 note originated on July 30, 1997, with 6 percent interest compounded monthly. Original terms required $72,500 plus accrued interest due August 31, 1998 and the remaining $72,500 plus accrued interest due August 31, 1999. Mac Filmworks obtained yearly extensions, the most recent extension requiring $72,500 plus accrued interest due August 31, 2005 and the remaining $72,500 plus accrued interest due August 31, 2006. The effective interest rate was 6.2% in 2004 and 2003.

(5) This $200,000 note originated on August 30, 1997, with 6 percent interest compounded monthly. Original terms required $100,000 plus accrued interest due August 31, 1998 and the remaining $100,000 plus accrued interest due August 31, 1999. Mac Filmworks obtained yearly extensions, the most recent extension requiring $100,000 plus accrued interest due August 31, 2005 and the remaining $100,000 plus accrued interest due August 31, 2006. The effective interest rate was 6.2% in 2004 and 2003.

(6) This $5,000 note originated on September 5, 2003, with 6 percent interest compounded monthly. Principal and interest is due August 31, 2006. The effective interest rate was 6.0% in 2003 and 6.2% in 2004.


NOTE 6 - DUE TO RELATED PARTIES

Several shareholders loaned Mac Filmworks money to fund ongoing operations as well as pay expenses on behalf of Mac Filmworks. From time to time, Mac Filmworks pays these shareholders back by paying expenses on their behalf. In 2004, shareholders loaned Mac Filmworks $9,440 and paid bank loans on behalf of Mac Filmworks of $2,717. In 2004, Mac Filmworks repaid shareholder loans by paying $600 of expenses on behalf of shareholders. Although shareholders have funded operations in the past, they are under no obligation to do so in the future.


NOTE 7 - ACCRUED OFFICER SALARY

On January 1, 2001, Mac Filmworks agreed to pay the president an annual salary of $84,000. The contract expires December 31, 2005. Until funding is available, the amount is being accrued.


NOTE 8 - NOTES PAYABLE TO BANKS

The bank credit card is held in the name of the founding shareholder and is a revolving credit line with interest at 19%. This loan is unsecured and is guaranteed by the founding shareholder.

NOTE 9 - DEFERRED REVENUE

In July 2002, Mac Filmworks agreed to license one of Mac Filmworks films to an independent distributor of entertainment products. Mac Filmworks received a $10,000 royalty advance in the third quarter of 2002 and $10,000 in the fourth quarter of 2002. The agreement expires two years after release of the movie by the distributor. Upon release, Mac Filmworks will receive a 20% royalty from sales of the movie after the $20,000 advance is recovered. Sales began in September 2002. In accordance with Statement of Accounting Position 00-2 "Accounting by Producers or Distributors of Films", $10,000 was recognized in the third quarter of 2002 and $10,000 in the fourth quarter of 2002.

In July 2002, Mac Filmworks agreed to license one of Mac Filmworks films to an independent distributor of entertainment products. Mac Filmworks received a $750 deposit. The license expires ten years after the closing of the agreement. Upon approval for import from the purchaser's government, closing of the agreement will occur and the balance of $4,875 will be paid to Mac Filmworks. As of April 8, 2005, approval had not been granted. Revenue was not recognized for this transaction because governmental approval has not been granted, the license period of the arrangement has not begun and the customer has not begun its exploitation, exhibition or sale of the film. Revenue will be recognized when these conditions occur.


NOTE 10 - SALES OF COMMON STOCK

In 1997, Mac Filmworks sold 400,000 shares of common stock for $.50 per share for $200,000 and 37,500 shares for $1 per share for $37,500. In July 1998, Mac Filmworks sold 40,000 shares for $.75 per share for $30,000 and 100,750 shares for $1 per share for $100,750. In September 1999, 147,000 shares were sold for $.25 per share for $36,050. In 2000, Mac Filmworks sold 226,880 shares for $.25 per share for $56,720. In July 2001, Mac Filmworks sold 100,000 shares of common stock for $.10 per share for $10,000.


NOTE 11 - STOCK ISSUED FOR SERVICES & EQUIPMENT

In 2000, Mac Filmworks issued 142,500 shares to various individuals for services performed valued at $.25 per share, or $35,625.

In 2000, Mac Filmworks issued 160,000 shares to G/O International, Inc. for payment of previously disputed services in connection with the original shell acquisition.

In 2000, Mac Filmworks issued 26,120 shares in exchange for computer equipment. The shares were valued at $.25 per share, or $6,530 total. Mac Filmworks also issued 45,000 shares in payment of a prior year account payable listed at $21,000.

In May 2001, Mac Filmworks issued 1,000,000 shares to the founding shareholder as a bonus for past services valued at $.10 per share for a total value of $100,000.

In July 2001, Mac Filmworks issued 200,000 shares to a vendor for services valued at $.10 per share for a total charge to legal expense of $20,000.

In July 2001, Mac Filmworks issued 1,800,000 shares in payment of certain accounts payable listed at $94,377.

NOTE 12 - STOCK OPTION PLANS

Mac Filmworks adopted its 1998 Incentive Stock Option Plan to provide incentive stock options within the meaning of that term under Internal Revenue Code
Section 422. Such share options would be issued to current officers and employees at prices at or above current stock fair market value. 500,000 shares were reserved for issuance under the plan. As of December 31, 2004, no options had been granted.


NOTE 13 - INCOME TAXES

                  Deferred tax assets                       $ 530,251
                  Less: valuation allowance                   (530,251)
                                                            ---------
                  Net deferred taxes                        $       0
                                                            =========

Mac Filmworks has a net operating loss carryforward of approximately $1,559,561 at December 31, 2004, which expires in the years 2009 through 2024.


NOTE 14 - CONTINGENT ASSET & LIABILITY

On July 15, 2000, Mac Filmworks agreed to purchase 70 films in exchange for 100,000 shares of common stock, if the Initial Public Offering ("IPO") opens at $5.00 per share; The final number of shares will be prorated based on the opening price of the IPO. The total number is based on a ceiling of $7.50 per share and a floor of $2.50. In addition to the shares, Mac Filmworks must pay $20,000 on the date of funding from the IPO. As of March 9, 2004, there has been no IPO, Mac Filmworks has not issued these shares nor taken possession of the films. The seller still possesses them and is still willing to complete the transaction. The contract requires specific performance from the Seller, although no time frame for the IPO was specified. Management believes the contract is enforceable and it is obligated to purchase the films when the IPO occurs. Damages due for non-performance by management, if any, are not estimable.

On September 5, 2003, Mac Filmworks amended its July 15, 2000 agreement to purchase 70 films in exchange for 100,000 shares of common stock, if the Initial Public Offering ("IPO") opened at $5.00 per share; The final number of shares would have been prorated based on the opening price of the IPO. The total number would have been based on a ceiling of $7.50 per share and a floor of $2.50. In addition to the shares, Mac Filmworks would have paid $20,000 on the date of funding from the IPO. The amendment requires 100,000 shares of common stock upon signing, $10,000 upon receipt of net proceeds from the IPO and a promissory note for $5,000 bearing 6 percent interest with principal and interest due August 31, 2004. The value of the stock issued was estimated at $.10 per share or $10,000. Mac Filmworks concluded the films were impaired when purchased and recognized $15,000 of impairment expense immediately.


NOTE 15 - SALES CONTRACT

Mac Filmworks entered into an agreement with Passion Music Corp. ("Passion") whereby Passion agreed to purchase 120 films from Mac Filmworks. 30 films were delivered in January 2003 and 30 films each month until all 120 films were delivered. Mac Filmworks received $500 non-refundable advance upon signing. The advance was credited $10 per film for the first 50 films. The fee per film is $300 less a 7 1/2 percent commission to AR Brown for a net fee to Mac Filmworks of $277.50 per film. Mac Filmworks agreed to reduce the price by $60 per film for each film that was not in the public domain or was registered to someone else.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

Controls and Procedures

     The Company's Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of our fourth fiscal quarter in 2004. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls

     There has been no change in the Company's internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


ITEM 8B.  OTHER INFORMATION

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       The following table sets for the names, ages and positions of our sole executive officer and directors. Set forth below is a fried description of the business experience and background of each person named in the table

-----------------------------------------------------------------------------
Name                       Age         Title
-----------------------------------------------------------------------------
Jim McCullough, Sr.        76          Chairman, president, chief executive
                                       officer, chief financial officer,
                                       and chief accounting officer
                                       office
-----------------------------------------------------------------------------
Richard C. Mann            51          Director
-----------------------------------------------------------------------------

     Jim McCullough, Sr. has been our president, chief executive officer and chairman since inception. Since 1975, Mr. McCullough has served as president of Jim McCullough Productions, a sole proprietorship, which is in the business of developing new film and television productions. Mr. McCullough has been involved in virtually every aspect of the film industry since 1972, including creation, production and distribution of feature films. Additionally, Mr. McCullough is the president, chief executive officer of Triad Family Media, Inc., a company that distributes and licenses several films. He has attained national recognition as a result of his acclaimed productions of Where the Red Fern Grows, Part I and Part II and The St. Tammanay Miracle.

     Richard C. Mann has been a director since February 2000. Since 1993, Mr. Mann has been the president of New Standard Post, LLC, Richard Mann Group, Inc., and Prosperity Pictures, LLC. He has produced and/or directed over 100 films, television programs, music videos, and over 200 television commercials.

Board of Directors

     All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated directors for service on the board of directors, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board. However, due to our lack of funds, the directors will defer their expenses and any compensation until such time as business warrants such expenses. As of the date hereof, no directors has accrued any expenses or compensation. Officers are appointed annually by the board and each executive officer serves at the discretion of the board. We do not have any standing committees.


Significant Employees

     None.

Family Relationships

     There are no family relationships among any of our officers and directors.

Involvement in Certain Legal Proceedings

     No director, executive officer, promoter or control person has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject to any order, judgment, or decree involving the violation of any state or federal securities laws.

Board Committees

     Our board of directors does not have a standing audit committee and our board as a whole performs all audit committee functions, including oversight of our independent registered public accountants and oversight of our management on matters relating to accounting, financial reporting and disclosure, internal controls and compliance with laws, regulations and corporate policies. There is currently no plan to establish such committees. The board of directors has determined that it does not have an "audit committee financial expert" as defined by the SEC.

Compliance with Section 16(a) of the Exchange Act.

     As of the date hereof, Messrs. McCullough and Mann have yet to file their Form 3's after our registration statement on Form SB-2 was declared effective by the SEC on February 7, 2005.

Code of Ethics

     We have not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions due to several factors. The company is a development stage reporting company whose securities have not yet traded. We will pursue adopting a written code of ethics. To date, the board of directs has conducted the affairs of the company consistent with applicable laws and regulations of the United States and the states.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table contains compensation data for our named executive officer for the fiscal years ended December 31, 2004, 2003 and 2002.

                           SUMMARY COMPENSATION TABLE



                                                 ANNUAL               LONG TERM
                                               COMPENSATION       COMPENSATION AWARDS
                                               ------------       ---------------------
                                                                      Securities Underlying     ALL OTHER
              NAME AND                             Salary   Bonus(3)         Options           COMPENSATION
         PRINCIPAL POSITIONS             YEAR       ($)(2)   ($)              (#)                  ($)
         -------------------             ----    ---------    ---     ---------------------    ------------
         Jim McCullough  (1)             2004     $84,000     -0-             -0-                  -0-
                                         2003     $84,000     -0-             -0-                  -0-
                                         2002     $84,000     -0-             -0-                  -0-


(1) Mr. McCullough serves as president, chief executive officer, chief financial officer and chief accounting officer.
(2) Mr. McCullough's salary for the fiscal years 2004, 2003 and 2002 has accrued and not been paid.
(3) In May 2001, Mr. McCullough received a bonus in the form of a restricted stock grant in the amount of 1,000,000 shares valued at $.10 per share for a cash value of $100,000.

Stock Incentive Plan

     In January 1998, the board of directors and majority stockholders adopted a stock option plan under which 500,000 shares of common stock have been reserved for issuance. As of the date hereof, no options have been granted under the plan and we have no present plans for the issuance thereof. We do not have a defined benefit plan or any retirement or long-term incentive plans.

Compensation of Directors

     We have no arrangements pursuant to which our directors are compensated for any services provided as a director; however, our directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board. No expenses have accrued as of the date hereof.

Employment Agreement

     We entered into an employment agreement with Mr. McCullough, Sr. in January 2001 for a period of three years. In January 2004 we renewed Mr. McCullough's employment agreement which expires in January 2007. The agreement provided for an annual salary of $84,000, and contained a limitation on his ability to pursue other business activities. Since Mr. McCullough owns and controls other entities which are in similar businesses as Mac Filmworks, he has agreed to limit his involvement in those entities to no more than 10% of his daily business activity. As of December 31, 2004, the Company has accrued Mr. McCullough salary in the amount of $520,000.

ITEM 11.  SECURITY OWNERSHIP OF BENEIFICAL OWNERS AND MANAGEMENT.

The table below sets forth, as of December 31, 2004, the beneficial ownership of common stock of:

        o    our directors;
        o    our named executive officers;
        o the holders of five percent or more of our common stock; and C our officers and directors as a group.

                                  Number of shares of
Name of beneficial owners         common stock beneficially   Percentage of
                                  owned                       ownership
Jim McCullough, Sr.               3,070,000                        28.6%
Richard Mann                      10,000                           <1%
Ken O'Neal.                       1,600,000                        14.9%
Scott Thompson                    707,334                          6.6%
Brewer & Pritchard, P.C.          766,666                          7.1%
William Silvey                    735,000                          6.8%
All officers and directors
as a group, (2) persons           3,080,000                        28.6%


     Mr. McCullough's address is 9464 Mansfield Road, Suite A-1, Shreveport, Louisiana 71118. Mr. Mann's address is 8665 Lookout Mt. Avenue, Los Angeles, CA 90046. Mr. O'Neal's address is 1214 Virginia Drive, Kerrville TX 78028. Mr. Thompson's address is 6371 Richmond Ave., Houston, Texas 77057. Brewer & Pritchard's address is Three Riverway, Suite 1800, Houston, Texas 77056. Mr. Silvey's address is 5227 Cripple Creek Ct., Houston, Texas 77017.

     Mr.  McCullough,  Sr.  beneficially  owns  2,800,000  shares  individually,
200,000 shares held by his spouse, and 70,000 held by Jim McCullough Productions. Ms. O'Neal beneficially owns 5,000 shares individually and 45,000 shares held by her spouse. Mr. Thompson beneficially owns 275,000 shares individually, 162,334 shares held by a limited liability company of which he is a member, and 270,000 shares held by his spouse.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We currently lease our facilities in Shreveport from Jim McCullough Productions, Inc. at a monthly rate of $1,000, on a month-to-month basis. Mr. McCullough is the majority shareholder of Jim McCullough Productions, Inc. McCullough Productions, Inc. has waived any accrued rents through December 31, 2004.

     As of December 31, 2004, Mr. McCullough and his affiliates have loaned the Company approximately $269,228. This amount is payable on demand and does not accrue interest. As of December 31, 2004, Mac Filmworks owed Mr. McCullough $520,000 in accrued and unpaid salary.

     In July 2001, we issued to Brewer & Pritchard, P.C., 666,666 shares of common stock for services rendered and services to be rendered in the future. In May 2001, we issued to Mr. McCullough as a bonus, 1,000,000 shares of common stock valued at $100,000. In December 2000, we issued to Brewer & Pritchard, P.C., 100,000 shares of common stock for services rendered.

     Mac Filmworks, Inc., a Delaware corporation, is the sole shareholder and parent company of Mac Filmworks, Inc., a Texas corporation.

     In May 2004, Ken O'Neal purchased 1,600,000 shares of Mac Filmworks' common stock from an unaffiliated third party for $25,000.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits of the Company are included herein.

Exhibit No.                    Identification of Exhibit

1.1(1)    Form of Placement Agent Agreement
3.1(a)(1) Certificate of Incorporation of Keystone Entertainment, Inc.
3.1(b)(1) Certificate  of  Amendment  to the  Certificate  of  Incorporation  of
          Keystone Entertainment, Inc.
3.2(1)    Amended and Restated By-Laws of Mac Filmworks
4.1(1)    Form of Specimen of Common Stock
4.2(1)    Form of Class A Warrant Agreement
4.3(1)    Form of Class B Warrant Agreement
4.4(1)    Form of Class C Warrant Agreement
4.5(1)    Form of Class D  Warrant  Agreement
4.6(1)    Form of Class E Warrant Agreement
4.7(1)    Form of Class F Warrant Agreement
4.8(1)    Form of Class G Warrant Agreement
4.9(1)    Form of Warrant Exercise Fee Agreement with One Financial  Securities,
          Ltd.
10.1(1) 1998 Employee Stock Option Plan 10.2(1) Reorganization Agreement, as amended.
10.3(1) Asset Purchase Agreement with Western International, Inc. (Cinevid library)
10.4(1)   Asset Purchase Agreement with Delta Equities Corporation
10.5(1)   Asset Purchase/Option Agreement with Durbin Entertainment, Inc.
10.6(1) Asset Purchase Agreement with RAMM Film Video, Inc. for the purchase of 175 feature films
10.7(1)   Asset Purchase  Agreement with RAMM Film Video,  Inc. for the purchase
          of  91  cartoons   10.8(1)  Asset   Purchase   Agreement  with  Saturn
          Productions
10.9(1)   Asset Purchase Agreement with Western International, Inc.
10.10(1)  Employment Agreement with Jim McCullough, Sr.
10.11(1) Asset Purchase Agreement with Jim McCullough Productions, Inc. 10.12(1) Licensing Agreement with United American Video
10.13(1)  Licensing Contract with Hong Kong Audio Video Multimedia
10.14(1) Financial Advisory Agreement with One Financial Securities, Ltd. 10.14(2) Asset Purchase Agreement with Amity Entertainment, Inc. for the sale of 98 films (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 31, 2005)
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Filed previously on the Company's registration on Form SB-2, as amended, file no.333-70526.
(2) Filed herewith.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The aggregate fees billed by the principal accountant, Malone & Bailey PLLC, for the three quarterly reviews and related audit services for the period ending December 31, 2004 were $11,050.

     No other fees were billed for services by Malone & Bailey, PLLC other than those covered in the preceding paragraph. No professional fees were billed for financial information, tax advice or planning, or system design and implementation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                               MAC FILMWORKS, INC.

                               By: /s/ JIM MCCULLOUGH, SR.
                               Jim McCullough, Chief Executive Officer and
                               Chief Financial Officer

                               Date: April 15, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                      Title                        Date
         ---------                      -----                        ----

/s/ JIM MCCULLOUGH           Chairman of the Board, President,    April 15, 2005
--------------------------
Jim McCullough               Chief Executive Officer, Chief
                             Financial Officer and Chief
                             Accounting Officer

/s/ RICHARD C. MANN          Director                             April 15, 2005
--------------------------
Richard C. Mann

                                  EXHIBIT INDEX

Exhibit No.                        Identification of Exhibit

1.1(1)     Form of Placement Agent Agreement
3.1(a)(1) Certificate of Incorporation of Keystone Entertainment, Inc. 3.1(b)(1) Certificate of Amendment to the Certificate of Incorporation of
           Keystone  Entertainment,  Inc.
3.2(1)     Amended  and  Restated  By-Laws  of  Mac Filmworks
4.1(1)     Form of Specimen of Common Stock
4.2(1)     Form of Class A Warrant Agreement
4.3(1)     Form of  Class B  Warrant  Agreement
4.4(1)     Form of Class C Warrant  Agreement
4.5(1)     Form of Class D Warrant Agreement
4.6(1)     Form of Class E Warrant  Agreement
4.7(1)     Form of Class F Warrant  Agreement
4.8(1)     Form of Class G Warrant Agreement
4.9(1)     Form of Warrant Exercise Fee Agreement with One Financial Securities,
           Ltd.
10.1(1)    1998 Employee Stock Option Plan
10.2(1)    Reorganization Agreement, as amended.
10.3(1) Asset Purchase Agreement with Western International, Inc. (Cinevid library)
10.4(1)    Asset Purchase Agreement with Delta Equities Corporation
10.5(1)    Asset Purchase/Option Agreement with Durbin Entertainment, Inc.
10.6(1) Asset Purchase Agreement with RAMM Film Video, Inc. for the purchase of 175 feature films
10.7(1) Asset Purchase Agreement with RAMM Film Video, Inc. for the purchase of 91 cartoons
10.8(1)    Asset Purchase Agreement with Saturn Productions
10.9(1)    Asset Purchase Agreement with Western International, Inc.
10.10(1)   Employment Agreement with Jim McCullough, Sr.
10.11(1)   Asset Purchase Agreement with Jim McCullough Productions, Inc.
10.12(1)   Licensing Agreement with United American Video
10.13(1)   Licensing Contract with Hong Kong Audio Video Multimedia
10.14(1)   Financial Advisory Agreement with One Financial Securities,  Ltd.
10.14(2) Asset Purchase Agreement with Amity Entertainment, Inc. for the sale of 98 films (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 31, 2005)
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Filed previously on the Company's registration on Form SB-2, as amended, file no.333-70526.
(2) Filed herewith.