Form 10QSB
period 2005-03-31
MAC FILMWORKS INC
filed 2005-05-23
CIK 1131166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-70526

                               MAC FILMWORKS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                   74-2820999
--------------------------------------------------------------------------------
 (State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


          9464 Mansfield Road, Suite A-1, Shreveport, Louisiana  71118
--------------------------------------------------------------------------------
               (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (318) 687-8785
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

    Securities registered pursuant to Section 12(g) of the Act: Common Stock
                                                                ------------

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The Registrant's common stock outstanding as of May 19, 2005, was 1 0,754,658 shares

--------------------------------------------------------------------------------

    Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                               MAC FILMWORKS, INC.


                                      INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART I              Financial Information                                              1

          Item 1.   Financial Statements.                                              1

                    Balance Sheet dated March 31, 2005 (unaudited)                     1

                    Statements of Expenses (unaudited) Three Months Ended              2
                    March 31, 2005 and 2004, and the Period from November 22,
                    1994 (Inception) to March 31, 2005 (unaudited)

                    Statements of Cash Flow (unaudited) Three Months Ended             3
                    March 31, 2005 and 2004, and the Period from November 22,
                    1994 (Inception) to March 31, 2005
                    Submission of Matters to a Vote of Security Holders

                    Notes to Financial Statements (unaudited)                          4

          Item 2.   Management's Discussion and Analysis                               5

          Item 3.   Controls and Procedures                                            8

PART II             Other Information                                                  8

          Item 1.   Legal Proceedings                                                  8

          Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        8

          Item 3.   Defaults Upon Senior Securities                                    8

          Item 4.   Submission of Matters to a Vote of Security Holders                8

          Item 5.   Other Information.                                                 8

          Item 6.   Exhibits and Reports on Form 8-K                                   8

                    Signatures                                                        10

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2005
                                   (unaudited)


          Assets

Current Assets
    Cash                                                          $        293
    Loan extension fees                                                  1,116
                                                                  ------------
          Total Assets                                                   1,409
                                                                  ============

          Liabilities and Stockholders' Deficit

Current Liabilities
    Current portion of notes payable for film
       library purchases, including accrued interest              $    441,940
    Due to related parties                                             269,872
    Accrued officer salary                                             541,000
    Accounts payable                                                     9,818
    Notes payable                                                        4,459
    Deferred revenue                                                       750
                                                                  ------------
       Total Current Liabilities                                     1,267,839

Long-term portion of notes payable                                     430,689
                                                                  ------------
          Total Liabilities                                          1,698,528
                                                                  ------------
Contingencies

Stockholders' Deficit
    Preferred stock, $.0001 par, 10,000,000 shares
       authorized, no shares issued or outstanding
    Common stock, $.0001 par, 50,000,000 shares
       authorized, 10,754,658 shares issued
       and outstanding                                                   1,075
    Paid-in capital                                                  1,391,921
    Deficit accumulated during the development stage                (3,090,115)
                                                                  ------------
       Total Stockholder's Deficit                                  (1,697,119)
                                                                  ------------
          Total Liabilities and Stockholders' Deficit             $      1,409
                                                                  ============

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                   Three Months Ended March 31, 2005 and 2004,
                and Period from November 22, 1994 (Inception) to
                                 March 31, 2005
                                   (unaudited)


                                                                         Inception to
                                                                           March 31,
                                             2005             2004           2005
                                         ------------    ------------    ------------
Revenues                                 $         --    $         --    $     25,505

Operating Expenses
     General and administrative                          21,278 22,803      1,989,189
     Imputed film storage rental costs                    1,800 1,800          52,200
     Depreciation                                  --              --          14,029
     Gain on disposition of assets                 --              --          (5,925)
     Impairment expense                            --              --         698,801
     Interest expense                          13,301          12,120         394,826
     Debt forgiveness                              --              --         (27,500)
                                         ------------    ------------    ------------
Net Loss                                 $    (36,379)   $    (36,723)   $ (3,090,115)
                                         ============    ============    ============

Basic and diluted net loss
     per common share                    $       (.00)   $       (.00)
Weighted average shares outstanding        10,754,658      10,754,658

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004,
                and Period from November 22, 1994 (Inception) to
                                 March 31, 2005
                                   (unaudited)

                                                                              Inception to
                                                                                March 31,
                                                    2005           2004           2005
                                                -----------    -----------    -----------
Cash Flows From Operating Activities
    Net loss                                    $   (36,379)   $   (36,723)   $(3,090,115)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
    Amortization of loan extension fees                 625             --          1,384
    Shares issued for services                           --             --        605,089
    Imputed film storage rental costs                 1,800          1,800         52,200
    Forgiveness of debt                                  --             --        (27,500)
    Depreciation                                         --             --         14,029
    Gain on disposition of assets                        --             --         (5,925)
    Impairment expense                                   --             --        698,801
    Changes in:
       Accounts payable                                  --            568         81,123
       Accrued officer salary                        21,000         21,000        541,000
       Accrued interest                              12,676         12,014        384,057
       Deferred revenue                                  --             --            750
                                                -----------    -----------    -----------
Net Cash Used In Operating Activities                  (278)        (1,341)      (745,107)
                                                -----------    -----------    -----------
Cash Flows From Investing Activities
    Purchase of motion picture film libraries            --             --        (60,390)
    Purchase of motion picture film library
       purchase rights                                   --             --        (16,000)
                                                -----------    -----------    -----------
Net Cash Used In Investing Activities                    --             --        (76,390)
                                                -----------    -----------    -----------
Cash Flows From Financing Activities
    Proceeds from loans from stockholders               412          2,700        361,989
    Loan extension fees                                  --             --         (2,500)
    Payments on loans from stockholders                  --             --        (22,349)
    Proceeds from bank loans                             --             --        104,257
    Payments on bank loans                               --           (694)       (99,567)
    Proceeds from sales of common stock                  --             --        471,020
    Contributions to capital                             --             --          8,940
                                                -----------    -----------    -----------
Net Cash Provided By Financing Activities               412          2,006        821,790
                                                -----------    -----------    -----------
Net change in cash                                      134            665            293

Cash at beginning of period                             159             50             --
                                                -----------    -----------    -----------
Cash at end of period                           $       293    $       715    $       293
                                                ===========    ===========    ===========
Supplemental Disclosures:
    Interest paid                               $         0    $         0    $         0
    Income taxes paid                                     0              0              0

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Mac Filmworks, Inc. ("Mac Film") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Mac Film's latest annual report filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2004, as reported in the 10-KSB, have been omitted.

NOTE 2 - SUBSEQUENT EVENT

On May 3, 2005, Mac Film completed the previously announced sale of the Company's right, title and interest in 89 films to Amity Entertainment, Inc. for approximately $1,600,000, of which $500,000 is in the form of two secured notes for $250,000 each (one maturing in May 2006 and the other in May 2007), and approximately $120,000 was deducted for payment of certain obligations.

In May 2005, outstanding debt of $287,000 related to the film library purchase was paid, leaving a balance of approximately $586,629 in principal and accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

                  This Quarterly Report contains forward-looking statements about the business, financial condition and prospects of Mac Filmworks, Inc. ("we" or the "Company"), that reflect management's assumptions and beliefs based on information currently available. Additionally, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer, or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project or projected," or similar expressions are intended to identify "forward-looking statements." Such statements are qualified in their entirety by reference to and are accompanied by the below discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

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


PLAN OF OPERATION

         Since inception to March 31, 2005, we have generated limited revenues. During this time our sole revenue has been derived from an option sold in June 2002 to distribute one of our films. We had no revenues from the distribution of our properties because we did not have the capital necessary to prepare our films for distribution and market them. In February 2005, we commenced our best efforts public offering to sell up to 250,000 units consisting of one share of common stock and seven redeemable warrants, each to purchase one share of common stock, with a minimum offering of 100,000 units or $100,000, and a maximum offering of 250,000 units or $250,000.

         As of March 31, 2005, we had cash of $293, a working capital deficit of approximately $1,266,430, and owed approximately $872,629 on promissory notes issued in connection with the purchase of our film libraries.

         As of March 2005, we have accrued Mr. McCullough's salary in the amount of $541,000, and we owed an aggregate of $872,629 in principal and accrued interest on notes issued in consideration of the purchase of film libraries. After the close of an asset sale in May 2005, debt totaling $287,000 was retired leaving a balance of $585,629 in principal and accrued interest on remaining notes. These notes are non-recourse notes and if we default on the notes, we will lose our rights to approximately 704 of the 804 films.

         The Company intends on funding operations through external sources of financing and/or selling of certain assets. In May 2005, we completed a sale of 89 of our films to Amity Entertainment, Inc. of which we received cash proceeds of $1,100,000 and $500,000 in the form of two secured notes each in the amount of $250,000, with the first maturing in May 2006 and the last maturing in May 2007. The Company used $20,000 of the gross proceeds to reduce indebtedness. The Company also used $100,000 of the gross proceeds to pay an entertainment company for the purchase of DVD rights including fifty martial art film masters. The balance of the gross proceeds will be used to reduce debt, exercise film options to purchase films, and for general working capital purposes. As of the date hereof, we have no arrangements for debt financing nor do we anticipate entering into such arrangements in the near future.

         We believe we will need a minimum of approximately $15,000 per month for the next three months to market and distribute our films, make principal and interest payments on our outstanding debts and to fund general working capital expenses. Thereafter, we expect our operating expenses to increase to $30,000 per month to fund operations for the balance of 2005. The increase in operating expenses is attributable to an increase in salary expense as the Company will seek another employee. The Company believes that it has enough cash to pay $211,114 of indebtedness due in August 2005 and to fund operations for the balance of 2005. The Company must then seek additional financing to fund operations for 2006. This money will be used to exercise film options, purchase additional films to expand our library, execute our marketing plan, and for general working capital purposes. If the Company is unable to obtain additional funds through its public offering or other external sources of financing to pay its indebtedness due in August 2006, or if the holders of the notes are unwilling to grant an extension to the maturity date, the Company may default on its notes and lose the rights to substantially all of the films in its library.

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

OFF-BALANCE SHEET ARRANGEMENTS

         As of March 31, 2005, the Company had no off-balance sheet arrangements.

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

ITEM 3.  CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2005. Based on such evaluation, he has concluded that the Company's disclosure controls and procedures are effective.

b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

         We are not currently a party to any material legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT
  NO.       IDENTIFICATION OF EXHIBIT
-------     -------------------------

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

4.6(1)      Form of Class E Warrant Agreement

4.7(1)      Form of Class F Warrant Agreement

4.8(1)      Form of Class G Warrant Agreement

4.9(1)      Form of Warrant Exercise Fee Agreement with One Financial
            Securities, Ltd.

10.1(2)     Asset Purchase Agreement with Amity Entertainment, Inc.

10.2(3)     First Amendment to Asset Purchase Agreement with Amity
            Entertainment, Inc.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Filed previously on the Company's registration on Form SB-2, as amended, file no.333-70526. (2) Filed previously on the Company's Current Report on Form 8-K filed on March 31, 2005. (3) Filed previously on the Company's Current Report on Form 8-K filed on May 6, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                 MAC FILMWORKS, INC.

                                 By: /s/ JIM MCCULLOUGH, SR.
                                     ------------------------
                                 Jim McCullough, Chief Executive Officer and
                                 Chief Financial Officer

                                 Date: May 23, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                     Title                        Date
         ---------                     -----                        ----

/s/ JIM MCCULLOUGH            Chairman of the Board, President,     May 23, 2005
---------------------------
Jim McCullough                Chief Executive Officer, Chief
                              Financial Officer and Chief
                              Accounting Officer

/s/ RICHARD C. MANN           Director                              May 23, 2005
---------------------------
Richard C. Mann

                                  EXHIBIT INDEX

EXHIBIT
  NO.                        IDENTIFICATION OF EXHIBIT
-------                      -------------------------

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

4.6(1)      Form of Class E Warrant Agreement

4.7(1)      Form of Class F Warrant Agreement

4.8(1)      Form of Class G Warrant Agreement

4.9(1)      Form of Warrant Exercise Fee Agreement with One Financial
            Securities, Ltd.

10.1(2)     Asset Purchase Agreement with Amity Entertainment, Inc.

10.2(3)     First Amendment to Asset Purchase Agreement with Amity
            Entertainment, Inc.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Filed previously on the Company's registration on Form SB-2, as amended, file no.333-70526. (2) Filed previously on the Company's Current Report on Form 8-K filed on March 31, 2005. (3) Filed previously on the Company's Current Report on Form 8-K filed on May 6, 2005.