Form 10QSB
period 2005-06-30
MAC FILMWORKS INC
filed 2005-08-22
CIK 1131166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2005


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                     Commission file number 333-70526


                            Mac Filmworks, Inc.
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


           Delaware                                          74-2820999
 -------------------------------                         -----------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                          Identification #)


           9464 Mansfield Road, Suite A-1, Shreveport, La 71118
           ----------------------------------------------------
                 (Address of principal executive offices)


                              (318) 687-8785
             -------------------------------------------------
             Registrant's Telephone Number Including Area Code



Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The Registrant's common stock outstanding as of August 17, 2005, was 10,704,658 shares.


Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]



                                     1





                            Mac Filmworks, Inc.



                                   INDEX




                                                                         Page
                                                                         ----
Part I.   Financial Information

   Item 1. Financial Statements

     Balance Sheet .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    3

     Statements of Operations  .  .  .  .  .  .  .  .  .  .  .  .  .  .    4

     Statement of Cash Flows.  .  .  .  .  .  .  .  .  .  .  .  .  .  .    5

     Notes to the Financial Statements  .  .  .  .  .  .  .  .  .  .  .    6

   Item 2. Management's Discussion and Analysis and Plan of Operations     8

   Item 3: Controls and Procedures.  .  .  .  .  .  .  .  .  .  .  .  .   11


Part II:  Other information

   Item 1. Legal Proceedings.  .  .  .  .  .  .  .  .  .  .  .  .  .  .   11

   Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

   Item 3. Defaults Upon Senior Securities .  .  .  .  .  .  .  .  .  .   11

   Item 4. Submission of Matters to a Vote of Security Holders  .  .  .   11

   Item 5. Other Information   .  .  .  .  .  .  .  .  .  .  .  .  .  .   11

   Item 6: Exhibits and Reports on Form 8-K   .  .  .  .  .  .  .  .  .   12


Signatures.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   13


Exhibits





                                     2

                                  PART I

ITEM 1. FINANCIAL STATEMENTS


                            MAC FILMWORKS, INC.
                       (A Development Stage Company)
                               BALANCE SHEET
                               June 30, 2005
                                (Unaudited)


                                  Assets

Current Assets
   Cash                                                       $   476,223
   Loan extension fees                                                491
   Current portion of Notes receivable (net of $15,494
      unamortized discount)                                       234,506
                                                              -----------
      Total Current Assets                                        711,220

Other Assets:
   Notes receivable (net of $31,304 unamortized discount)         218,696
                                                              -----------

         Total Assets                                         $   929,916
                                                              ===========


                    Liabilities and Stockholders' Equity

Current Liabilities
   Due to related parties                                     $   268,176
   Accrued officer salary                                         321,923
   Accounts payable                                                    88
   Deferred revenue                                                20,750
                                                              -----------
         Total Liabilities                                        610,937
                                                              -----------

Contingencies

Stockholders' Equity
   Preferred stock, $.0001 par, 10,000,000 shares
      authorized, no shares issued or outstanding
   Common stock, $.0001 par, 50,000,000 shares
      authorized, 10,704,658 shares issued
      and outstanding                                               1,070
   Paid-in capital                                              1,398,122
   Deficit accumulated during the development stage            (1,080,213)
                                                              -----------
      Total Stockholders' Equity                                  318,979
                                                              -----------
         Total Liabilities and Stockholders' Equity           $   929,916
                                                              ===========


See the accompanying notes to financial statements
                                     3

                            MAC FILMWORKS, INC.
                       (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended June 30, 2005 and 2004,
     and the Period from November 22, 1994 (Inception) to June 30, 2005
                                (Unaudited)

                                                                                      Inception to
                                         Three Months               Six Months           June 30,
                                       2005        2004          2005        2004         2005
                                    ----------  ---------    -----------  ---------   ------------
                                    ----------  ----------   -----------  ----------  ------------
Operating Expenses
 General & administrative           $   93,018  $   22,217   $   114,296  $   45,020  $  2,082,207
 Imputed film storage rental costs       1,800       1,800         3,600       3,600        54,000
 Depreciation                               -           -             -           -         14,029
 Gain on disposition of assets              -           -             -           -         (5,925)
 Impairment expense                         -           -             -           -        698,801
 Interest expense                          626      12,348        13,927      24,468       395,452
 Debt forgiveness                           -           -             -           -        (27,500)
                                    ----------  ----------   -----------  ----------  ------------
Total Operating Expenses                95,444      36,365       131,823      73,088     3,211,064


OTHER INCOME:
   Interest income                       2,628          -          2,628          -          2,628
   Gain on sale of asssets           1,518,090          -      1,518,090          -      1,543,595
   Gain from debt extinguishment       584,628          -        584,628          -        584,628
                                    ----------  ----------   -----------  ----------  ------------

Net Income/(Loss)                   $2,009,902  $  (36,365)  $ 1,973,523  $  (73,088) $ (1,080,213)
                                    ==========  ==========   ===========  ==========  ============

Basic and diluted net
   Income/(loss) per common share   $     0.19  $    (0.00)  $      0.18  $    (0.01)
                                    ==========  ==========   ===========  ==========
Weighted average shares
   Outstanding                      10,737,991  10,754,658   10,746,325   10,754,658
                                    ==========  ==========   ===========  ==========





See the accompanying notes to financial statements
                                     4

                            MAC FILMWORKS, INC.
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 2005 and 2004,
    and the Period from November 22, 1994 (Inception) to June 30, 2005
                                (Unaudited)
                                                                   Inception to
                                                                      June 30,
                                                2005       2004        2005
                                            ----------  ---------  -----------
Cash Flows From Operating Activities
  Net income/(loss)                         $1,973,523  $ (73,088) $(1,080,213)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Amortization of notes receivable discount     (2,628)        -        (2,628)
  Amortization of loan extension fees            1,250         -         2,009
  Shares issued for services                        -          -       605,089
  Imputed film storage rental costs              3,600      3,600       54,000
  Forgiveness of debt                               -          -       (27,500)
  Debt extinguishment                         (584,628)        -      (584,628)
  Depreciation                                      -          -        14,029
  Gain on sale of assets                    (1,518,090)        -    (1,524,015)
  Impairment expense                                -          -       698,801
  Changes in:
    Accounts payable                            (5,423)       568       75,700
    Accrued officer salary                    (198,077)    42,000      321,923
    Accrued interest                            12,676     24,212      384,057
    Deferred revenue                            20,000         -        20,750
                                            ----------  ---------  -----------
Net Cash Used In Operating Activities         (297,797)    (2,708)  (1,042,626)
                                            ----------  ---------  -----------
Cash Flows From Investing Activities
  Purchase of motion picture film libraries    (32,484)        -       (92,874)
  Purchase of motion picture film library
    purchase rights                                 -          -       (16,000)
  Proceeds from sale of assets               1,100,000         -     1,100,000
                                            ----------  ---------  -----------
Net Cash Provided by Investing Activities    1,067,516         -       991,126
                                            ----------  ---------  -----------
Cash Flows From Financing Activities
  Proceeds from loans from stockholders         (1,052)     3,964      360,525
  Payments on loans from stockholders               -          -       (22,349)
  Payments on library purchase loans          (288,000)        -      (288,000)
  Loan extension fees                               -          -        (2,500)
  Proceeds from bank loans                          -          -       104,257
  Payments on bank loans                        (4,603)    (1,116)    (104,170)
  Proceeds from sales of common stock               -          -       471,020
  Contributions to capital                          -          -         8,940
                                            ----------  ---------  -----------
Net Cash Provided By/(Used In) Financing
   Activities                                 (293,655)     2,848      527,723
                                            ----------  ---------  -----------
   Net change in cash                          476,064        140      476,223
   Cash at beginning of period                     159         50           -
                                            ----------  ---------  -----------
Cash at end of period                       $  476,223  $    190   $   476,223
                                            ==========  =========  ===========
Supplemental Cash Flow Disclosures:  See Note 2.

See the accompanying notes to financial statements.
                                     5

                            MAC FILMWORKS, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Mac Filmworks, Inc. (the "Company" or "Mac Film") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Mac Film's latest annual report filed with the SEC on Form 10- KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2004, as reported in the 10-KSB, have been omitted.


NOTE 2:  SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table sets forth supplemental cash flow disclosures for the six months ended June 30, 2005 and 2004.

                                                   2005         2004
                                                ----------   ---------
  Interest paid                                 $       -    $      -
  Income taxes paid                                     -           -

Non Cash investing and Financing:
  Debt extinguishment by negotiation            $  200,571   $      -
  Extinguishment of accrued interest               384,071          -
  Capital contributed from accounts payable          4,396          -
  Notes receivable from sale of films              500,000          -


NOTE 3:  SIGNIFICANT TRANSACTION

On May 3, 2005, Mac Film completed the previously announced sale of the Company's right, title and interest in 89 films to Amity Entertainment, Inc. for $1,600,000. Of this amount, $500,000 was in the form of two secured, non interest bearing notes for $250,000 each (one maturing in May 2006 and the other in May 2007). A deduction of $100,000 was made to make payment for certain library purchase obligations and a deduction of $20,000 was made to pay for the DVD rights to certain of the titles sold.

Because the notes are non interest bearing, a discount has been established to reflect the present value of the notes. This discount will be amortized over the term of the respective notes and recognized as interest income.


      Total of notes receivable                       $ 500,000
      Less discount                                     (49,426)
                                                      ---------
        Net amount of revenue and note recorded       $ 450,574

      Amortization recognized during the quarter      $   2,628
                                                      ---------
      Balance @ June 30, 2005                         $ 453,202
                                                      =========


NOTE 4:  DEBT EXTINGUISMENT

In June 2005, outstanding debt of $288,000 related to the film library purchase was repaid. These payments were the culmination of negotiations that resulted in the extinguishment of the remaining $200,571 of film library purchase debt and all of the $384,057 in interest that had accrued on these notes.


NOTE 5:  DEFERRED REVENUE

In April 2005, Mac Film entered into an additional agreement with Amity Entertainment, Inc. for the exclusive distribution rights to a film titled "Creature From Black Lake" ("the Film") until April 29, 2011. The Company will receive money derived from distribution of the Film after Amity deducts the following fees: 1) a distribution fee of 35% of gross receipts from the exploitation and distribution of the Film; 2) distribution costs; and 3) a $20,000 advance made to the Company on April 29, 2005. This advance has been recorded as Deferred Revenue until such time as Amity begins distribution of the Film.








ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview

    Mac Filmworks, Inc. ("we" or the "Company") is an entertainment company. Our business strategy is to acquire, license and distribute classic movies, TV serials and other film products. Since our inception on November 22, 1994, we have operated as a development stage company.


Plan of Operation

    In February 2005, we commenced our best efforts public offering to sell up to 250,000 units consisting of one share of common stock and seven redeemable warrants, each to purchase one share of common stock, with a minimum offering of 100,000 units or $100,000, and a maximum offering of 250,000 units or $250,000. The Company is planning on extending the offering period.

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

    In May 2005, the Company agreed to pay Ramm Films and Video, Inc. ("Ramm") $83,000 for settlement of two notes with an aggregate principal balance of $108,000. Additionally, RAMM agreed to substitute 25 feature films for 91 cartoons and five animated features for delivery under a previous agreement between the parties.

    As of June 30, 2005, we had cash of $476,223, working capital of $100,283, and have accrued Mr. McCullough's salary in the amount of $321,923.

    We believe we will need a minimum of approximately $15,000 per month for the next three months to market and distribute our films, make principal and interest payments on our outstanding debts and to fund general working capital expenses. Thereafter, we expect our operating expenses to increase to $30,000 per month to fund operations for the balance of 2005. The increase in operating expenses is attributable to an increase in salary expense as the Company will seek another employee. The Company believes that it has enough cash to fund operations for fiscal 2005. The Company must then seek additional financing to fund operations for 2006. This money will be used to exercise film options, purchase additional films to expand our library, execute our marketing plan, and for general working capital purposes.

    The Company intends on funding operations through external sources of financing and/or selling of certain assets. As of the date hereof, we have no arrangements for debt financing nor do we anticipate entering into such arrangements in the near future. The Company currently does not have credit facilities available with financial institutions or other third parties. The Company does not expect to generate cash flows from operations for the balance of 2005. The Company will rely upon financing from external sources to fund its operations for the foreseeable future and it will likely need to raise additional capital to fund working capital requirements in the first quarter of 2006. If we are unable to raise sufficient capital from external sources to fund our operations for the foreseeable future, the Company may need to sell assets to meet working capital needs or curtail operations.

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


Critical Accounting Policies

    General - The Financial Statements and Notes to Financial Statements included in the Company's Form 10-KSB for the year ended December 31, 2004, as filed with the Securities Exchange Commission (SEC), contain information that is pertinent to this management's discussion and analysis. Management believes accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining its estimates based on the facts and circumstances available to its management at the time estimates were made. The significant accounting policies are described in the Company's financial statements (See
Note 1 in the Notes to Financial Statements included in the Company's filing on Form 10-KSB for the year ended December 31, 2004). The financial statements and notes included in this quarterly filing on Form 10-QSB are based on the assumption that the reader hereof has access to the public filings available from the SEC. The notes included in this filing present significant information regarding the Company's financial activities occurring during the current year and information that has, or policies that have, changed materially from those presented in the previous annual filing.

    Use of Estimates - Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

    Revenue Recognition - We recognize revenue in accordance with Statement of Accounting Position 00-2 "Accounting by Producers or Distributors of Films". Revenue is recognized from a sale or licensing arrangement of a film when persuasive evidence of a sale or licensing arrangement with a customer exists; the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; the license period of the arrangement has begun and the customer begins its exploitation, exhibition or sale; the arrangement fee is fixed or determinable; and collection of the arrangement fee is reasonably assured.

    Recently Issued Accounting Pronouncements - Mac Filmworks does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Mac Filmworks results of operations, financial position or cash flow.


Forward Looking Statements

     This quarterly report contains forward-looking statements about the business, financial condition and prospects of the Company, that reflect management's assumptions and beliefs based on information currently available. Additionally, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer, or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project or projected," or similar expressions are intended to identify "forward-looking statements." Such statements are qualified in their entirety by reference to and are accompanied by the below discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.


Off-Balance Sheet Arrangements

    As of June 30, 2005, the Company had no off-balance sheet arrangements.


Recent Accounting Pronouncements

    In December 2004, the Financial Accounting Standards Board ("FASB") enacted Statement of Financial Accounting Standards 123?revised 2004 ("SFAS 123R"), Share-Based Payments, which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income.

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


ITEM 3.  CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

     The Company's Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2005. Based on such evaluation, he has concluded that the Company's disclosure controls and procedures are effective.

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

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   Exhibit No.           Identification of Exhibit
   -----------    ------------------------------------------------------------
   3.1(a)(1)      Certificate of Incorporation of Keystone Entertainment, Inc.

   3.1(b)(1)      Certificate of Amendment to the Certificate of
                  Incorporation of Keystone Entertainment, Inc.

   3.2(1)         Amended and Restated By-Laws of Mac Filmworks, Inc.

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



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                          MAC FILMWORKS, INC.

Date: August 22, 2005                      By: /s/ JIM MCCULLOUGH, SR.
                                          -----------------------------------
                                          Jim McCullough, Chief Executive
                                          Officer and Chief Financial Officer


EXHIBIT INDEX


Exhibit No.                        Identification of Exhibit

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

4.7(1)      Form of Class F Warrant Agreement

4.8(1)      Form of Class G Warrant Agreement

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed previously on the Company's registration on Form SB-2, as amended, file no.333-70526.
(2) Filed previously on the Company's Current Report on Form 8-K filed on March 31, 2005.
(3) Filed previously on the Company's Current Report on Form 8-K filed on May 6, 2005