Form 10QSB
period 2005-09-30
MAC FILMWORKS INC
filed 2005-11-18
CIK 1131166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

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

      The Registrant's common stock outstanding as of November 16, 2005, was 10,804,658 shares

--------------------------------------------------------------------------------

      Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                               MAC FILMWORKS, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I          Financial Information                                        1

        Item 1. Financial Statements.                                        1

                Balance Sheet dated September 30, 2005 (unaudited)           1

                Statements of Operations (unaudited) Three and Nine
                Months Ended September 30, 2005 and 2004, and the
                Period from November 22, 1994 (Inception) to
                September 30, 2005 (unaudited)                               2

                Statements of Cash Flows Nine Months Ended September 30,     3
                2005 and 2004, and the Period from November 22, 1994 (Inception) to June 30, 2005

                Notes to Financial Statements (unaudited)                    4

        Item 2. Management's Discussion and Analysis                         6

        Item 3. Controls and Procedures                                      8

PART II         Other Information                                            9

        Item 1. Legal Proceedings                                            9

        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds  9

        Item 3. Defaults Upon Senior Securities                              9

        Item 4. Submission of Matters to a Vote of Security Holders          9

        Item 5. Other Information.                                           9

        Item 6. Exhibits and Reports on Form 8-K                             10

                Signatures                                                   11

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

                                     Assets

Current Assets
    Cash                                                            $   417,951
    Current portion of notes receivable (net of $11,366
     unamortized discount)                                              238,634
                                                                    -----------
       Total Current Assets                                             656,585

Film library                                                             22,167
Equipment and software (net of accumulated depreciation of $6,544)        1,000
Other Assets:
    Notes receivable (net of $27,454 unamortized discount)              222,546
                                                                    -----------
          Total Assets                                              $   902,298
                                                                    ===========

                      Liabilities and Stockholders' Equity

Current Liabilities
    Accounts payable                                                $     3,974
    Due to related parties                                              268,013
    Accrued officer salary                                              323,011
    Deferred revenue                                                     20,750
                                                                    -----------
          Total Liabilities                                             615,748
                                                                    -----------

Stockholders' Equity
    Preferred stock, $.0001 par, 10,000,000 shares
       authorized, no shares issued or outstanding                           --
    Common stock, $.0001 par, 50,000,000 shares
       authorized, 10,804,658 shares issued
       and outstanding                                                    1,080
    Paid-in capital                                                   1,409,911
    Deficit accumulated during the development stage                 (1,124,441)
                                                                    -----------
       Total Stockholders' Equity                                       286,550
                                                                    -----------
          Total Liabilities and Stockholders' Equity                $   902,298
                                                                    ===========

See accompanying notes to financial statements.

                                             MAC FILMWORKS, INC.
                                        (A Development Stage Company)
                                           STATEMENTS OF OPERATIONS
                              Three and Nine Months Ended September 30, 2005 and
                           2004, and the Period from November 22, 1994 (Inception)
                                            to September 30, 2005
                                                 (Unaudited)


                                         Three months                    Nine Months             Inception to
                                 ----------------------------    ----------------------------   September 30,
                                     2005            2004            2005           2004             2005
                                 ------------    ------------    ------------    ------------    ------------
Operating Expenses
    General & administrative $         62,069    $     23,291    $    176,365    $     68,312    $  2,144,276
    Imputed film storage
        rental costs                    1,800           1,800           5,400           5,400          55,800
    Depreciation                           14              --              14              --          14,043
    Impairment expense                     --              --              --              --         698,801
    Debt forgiveness                       --              --              --              --         (27,500)
                                 ------------    ------------    ------------    ------------    ------------
    Total Operating Expenses           63,883          25,091         181,779          73,712       2,885,420
OTHER INCOME (EXPENSE):
    Amortization of discount            7,977              --          10,606              --          10,606
    Interest expense                     (491)        (12,622)        (14,417)        (37,090)       (395,942)
    Gain on sale of assets             12,167       1,530,257              --       1,561,687
    Gain from debt
        extinguishment                     --              --         584,628              --         584,628
                                 ------------    ------------    ------------    ------------    ------------
Net Income/(Loss)                $    (44,230)   $    (37,713)   $  1,929,295    $   (110,802)   $ (1,124,441)
                                 ============    ============    ============    ============    ============
Basic and diluted net
    income/(loss) per
    common share                 $      (0.00)   $      (0.00)   $       0.18    $      (0.01)
                                 ============    ============    ============    ============
Weighted average shares
    Outstanding                    10,754,658      10,754,658      10,744,548      10,754,658
                                 ============    ============    ============    ============

See accompanying notes to financial statements.

                                    MAC FILMWORKS, INC.
                               (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
                          Nine Months Ended September 30, 2005 and
                  2004, and the Period from November 22, 1994 (Inception)
                                   to September 30, 2005
                                        (Unaudited)
                                                                               Inception to
                                                                               September 30,
                                                      2005          2004           2005
                                                  -----------    -----------   ------------
Cash Flows From Operating Activities
    Net income/ (loss)                            $ 1,929,295    $  (110,802)   $(1,124,441)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
    Amortization of notes receivable discount         (10,606)            --        (10,606)
    Amortization of loan extension fees                 1,741            134          2,500
    Shares issued for services                             --             --        605,089
    Imputed film storage rental costs                   5,400          5,400         55,800
    Forgiveness of debt                                    --             --        (27,500)
    Gain from debt extinguishment                    (584,628)            --       (584,628)
    Depreciation                                           14             --         14,043
    Gain on sale of assets                         (1,530,257)            --     (1,536,182)
    Impairment expense                                     --             --        698,801
       Changes in:
       Accounts payable                                (1,450)         1,568         79,673
       Accrued officer salary                        (196,989)        63,000        323,011
       Accrued interest                                12,676         36,595        384,057
       Deferred revenue                                20,000             --         20,750
                                                  -----------    -----------   ------------
Net Cash Used In Operating Activities                (354,804)        (4,105)    (1,099,633)
                                                  -----------    -----------   ------------
Cash Flows From Investing Activities
    Purchase of motion picture film libraries         (32,484)            --        (92,874)
    Purchase of motion picture film library
       purchase rights                                     --             --        (16,000)
    Purchase of fixed assets                           (1,014)            --         (1,014)
    Proceeds from sale of assets                    1,100,000             --      1,100,000
                                                  -----------    -----------   ------------
Net Cash Provided by Investing Activities           1,066,502             --        990,112
                                                  -----------    -----------   ------------
Cash Flows From Financing Activities
    Proceeds from loans from stockholders                  --          8,395        360,362
    Payments on loans from stockholders                (1,215)        (1,681)       (22,349)
    Payments on library purchase loans               (288,000)            --       (288,000)
    Payment for loan extension                             --         (2,500)        (2,500)
    Proceeds from bank loans                               --             --        104,257
    Payments on bank loans                             (4,691)            --       (104,258)
    Proceeds from sales of common stock                    --             --        471,020
    Contributions to capital                               --             --          8,940
                                                  -----------    -----------   ------------
Net Cash Provided By/(Used In) Financing
    Activities                                       (293,906)         4,214        527,472
                                                  -----------    -----------   ------------
Net change in cash                                    417,792            109        417,951

Cash at beginning of period                               159             50             --
                                                  -----------    -----------   ------------
Cash at end of period                             $   417,951    $       159    $   417,951
                                                  ===========    ===========   ============
Supplemental Cash Flow Disclosures: See Note 3

See accompanying notes to financial statements.

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Mac Filmworks, Inc. ("Mac Film") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Mac Film's latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2004, as reported in the 10-KSB, have been omitted.

NOTE 2 - INVESTMENT IN FILMS

On August 30, 2005, Mac Film acquired a library of Chinese films valued at $22,167. See Note 7. The library will be amortized over 20 years using the individual-film-forecast method, whereby the costs are amortized and participation and residual costs are accrued in the proportion that the current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films. The entity will begin to amortize the library at the time revenue begins to be generated by the films.

NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table sets forth supplemental cash flow disclosures for the nine months ended September 30, 2005 and 2004.

                                                      2005          2004
                                                  -----------    -----------

    Interest paid                                 $        --    $        --
    Income taxes paid                                      --             --

Non-Cash Investing and Financing Activities:
    Debt extinguishment by negotiation            $   200,571             --
    Extinguishment of accrued interest                384,071             --
    Capital contributed from accounts payable           4,396             --
    Notes receivable from sale of films               500,000             --
    Stock issued for film library                      10,000             --

NOTE 4 - SALE OF FILMS

On May 3, 2005, Mac Film completed the previously announced sale of the Company's right, title and interest in 89 films to Amity Entertainment, Inc. for $1,600,000. Of this amount, $500,000 was in the form of two secured, non-interest bearing notes for $250,000 each (one maturing in May 2006 and the other in May 2007). A deduction of $100,000 was made to make payment for certain library purchase obligations and a deduction of $20,000 was made to pay for the DVD rights to certain of the titles sold.

Because the notes are non-interest bearing, a discount was established to reflect the present value of the notes. This discount is being amortized over the term of the respective notes and recognized as interest income.

    Total of notes receivable                     $   500,000
    Less discount                                     (49,426)
                                                  -----------
      Net amount of revenue and note recorded     $   450,574

    Amortization through September 30, 2005            10,606
                                                  -----------
    Balance at September 30, 2005                 $   461,180
                                                  ===========

NOTE 5 - DEBT EXTINGUISHMENT

In June 2005, outstanding debt of $288,000 related to the film library purchase was repaid. These payments were the culmination of negotiations that resulted in the extinguishment of the remaining $200,571 of film library purchase debt and all of the $384,057 in interest that had accrued on these notes.

NOTE 6 - DEFERRED REVENUE

In April 2005, Mac Film entered into an additional agreement with Amity Entertainment, Inc. for the exclusive distribution rights to a film titled "Creature From Black Lake" (the "Film") until April 29, 2011. The Company will receive money derived from distribution of the Film after Amity deducts the following fees: 1) a distribution fee of 35% of gross receipts from the exploitation and distribution of the Film; 2) distribution costs; and 3) a $20,000 advance made to the Company on April 29, 2005. This advance has been recorded as Deferred Revenue until such time as Amity begins distribution of the Film.

NOTE 7 - STOCK TRANSACTIONS

In April 2005, the Company received back 50,000 shares of common stock from a film vendor because it was unable to deliver films as originally represented.

In August 2005, the Company arranged to purchase certain Chinese films for $12,167 and 100,000 common shares valued at $10,000. See Note 2.

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

OVERVIEW

      We are an entertainment company and our business strategy is to acquire, license, distribute and/or sell classic movies, TV serials and other film products. Since our inception on November 22, 1994, we have operated as a development stage company.

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

RECENT TRANSACTIONS

      In October 2005, we commenced our best efforts public offering to sell up to 250,000 units consisting of one share of common stock and seven redeemable warrants, each to purchase one share of common stock, with a minimum offering of 100,000 units or $100,000, and a maximum offering of 250,000 units or $250,000.

      In August 2005, the Company paid $12,167 and issued 100,000 shares of unregistered common stock to Berliner Holdings for the purchase of 276 martial arts feature films.

      In June 2005, Saturn Productions agreed to accept payment of $105,000 in exchange for settlement in full of a note in the principal amount of $145,000. The Company issued the $145,000 note, paid $10,000 cash and issued 29,000 shares of common stock to Saturn Productions in July 1997 as consideration for the purchase of 300 films. Additionally, Saturn Productions agreed to amend the purchase price of our option to acquire 70 films by waiving a $10,000 cash fee and canceling a note in the principal amount of $5,000. We agreed to allow Saturn Productions to keep 100,000 shares of common stock previously issued to it, and we paid an additional $100,000 for related DVD rights.

      In May 2005, we completed a sale of 89 of our films to Amity Entertainment of which we received cash proceeds of $1,100,000 and $500,000 in the form of two secured notes each in the amount of $250,000, with the first maturing in May 2006 and the last maturing in May 2007.

      In May 2005, Western International failed to deliver certain films to the Company pursuant to purchase contracts executed in July and August 1997. Under the contracts, the Company paid a total of $19,990, issued an aggregate of 67,400 shares of common stock and issued two notes in the aggregate principal amount of $287,000, for the films. To settle potential claims against Western International and for receipt of $20,000, Western International agreed to cancel the two notes and return 50,000 shares of common stock.

      In May 2005, Ramm Films and Video ("Ramm Films") agreed to accept payment of $78,000 in exchange for settlement in full of a note in the principal amount of $100,000. The Company issued the $100,000 note, paid $5,000 and issued 50,000 shares of common stock to Ramm Films in July 1997 for the purchase of 175 films. In May 2005, Ramm Films was unable to deliver 96 films under a purchase agreement executed in September 1997. Under the purchase agreement, the Company issued a $8,000 note, paid $6,000 cash and issued 2,000 shares of common stock to Ramm Films. To settle claims against Ramm Films and for receipt of $5,000, it agreed to cancel the $8,000 note and deliver 25 other films. Additionally, the parties agreed Ramm Films would keep 2,000 shares of common stock previously issued to it under the purchase agreement.

PLAN OF OPERATION

      Since inception, we have generated little revenues. Our sole revenue has been derived from an option sold in June 2002 to distribute one of our films. We have no revenues from the distribution of our properties because as of the first quarter 2005 we did not have the capital necessary to prepare our films for distribution and market them. Our operations were cut to a minimum during 2004 due to our lack of funds. We had to postpone marketing and distribution efforts and extend the then existing debt obligations because we had limited cash reserves. Our operating expenses have risen and fallen based on our available cash. Our future level of operations will be dependent on future cash availability.

      As of September 30, 2005, we had cash of $417,951 and working capital of $40,837. As of September 30, 2005, we still have liabilities due to related parties in the amount of $268,013 and accrued officer salary of $323,011. The amount of liabilities due to related parties is payable on demand. In the event the related parties demand payment in the future, we may be unable to pay. If we do have sufficient cash to pay the related parties, then the cash remaining may not be enough to sustain operations and we will be forced to seek external sources of financing or sell assets to fund operations. There is presently no firm commitment for such sources of financing and we provide no assurance that we will be able to obtain such financing. If we sell our assets to pay liabilities, we may not have enough films to market and distribute and thus, may not be able to generate revenue. Failure to receive financing will result in the curtailment of operations or the ceasing of operations.

      We believe we will need a minimum of approximately $35,000 per month for the balance of 2005 to market, distribute and sell our films and to fund general working capital expenses. Thereafter, we expect our operating expenses to increase to $50,000 per month for 2006. The increase in operating expenses is attributable to an increase in salary expense as the Company will seek another employee, an increase in marketing expenses due to sales and/or licensing of our films and an increase in general working capital expenses. The Company believes that it has enough cash to fund operations for the remainder of 2005 and will need to raise additional capital to fund working capital requirements in the second quarter of 2006. There is no assurance we will be successful in seeking additional financing to fund future operations.

      If we are successful in raising the minimum number of units in our best efforts offering, we believe we will be able to fund operations until July 2006. If we are successful in raising 175,000 units, we believe we will be able to fund operations until August 2006. If we are successful in raising the maximum number of units, we believe we will be able to fund operations until September 2006. There is no assurance that we will be able to raise even the minimum number of units in our best efforts offering. Failure to raise the minimum number of units in our offering will force the Company to curtail or cease operations in the second quarter of 2006 unless we obtain other sources of financing or we generate internal sources of revenue.

      In May 2006, a secured note with the principal balance of $250,000 is due to the Company from Amity. The money will be used to fund working capital requirements and we believe this amount will be adequate to fund operations for approximately five months. There is no assurance, however, that Amity will honor its debt obligation to us or that it will not offset some or all of the principal balance for any potential claims it may allege against us in the May 2005 transaction. Although the notes are secured by the films sold to Amity in the May 2005 transaction, there is no assurance that we will obtain these films or, if we do, that we will be able to sell them and receive proceeds equal to the principal amount of the note. Failure to receive $250,000 in May 2006 will force the Company to curtail or cease operations in the second quarter of 2006 unless we are successful in raising money in the best efforts offering, we obtain other sources of financing or we generate internal sources of revenue.

      The Company intends on funding future operations through external sources of financing and/or selling of certain assets. As of the date hereof, we have no arrangements for debt financing nor do we anticipate entering into such arrangements in the near future. The Company currently does not have credit facilities available with financial institutions or other third parties. The Company does not expect to generate cash flows from operations for the balance of 2005. The Company will rely upon financing from external sources to fund its operations for the foreseeable future and it will likely need to raise additional capital to fund working capital requirements in the second quarter of 2006 if we do not raise money in the best efforts offering, obtain other external sources of financing, generate internal sources of revenue or receive the principal amount of the note in May 2006. If we are unable to raise sufficient capital from external sources to fund our operations in the second quarter of 2006, the Company may need to sell assets to meet working capital needs or curtail operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

      As  of  September  30,  2005,  the  Company  had  no   off-balance   sheet
arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

a)    Evaluation of Disclosure Controls and Procedures

      The Company's Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2005. Based on such evaluation, he has concluded that the Company's disclosure controls and procedures are effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      In August 2005, the Company issued 100,000 shares of unregistered common stock valued at $10,000 to a film vendor as partial payment for the purchase of films.

      The above transaction was completed pursuant to Section 4(2) of the Securities Act and did not involve any public offering and was sold to one person. That recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that it had such knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company.

      The sale of the Company's securities was made by an officer of the Company who received no commission or other remuneration for the solicitation of any person in connection with the sale of securities described above. The recipient of securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT
-----------    -----------------------------------------------------------------

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

4.7(1)         Form of Class F Warrant Agreement

4.8(1)         Form of Class G Warrant Agreement

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1           Certification  of Chief Executive  Officer  Pursuant to 18 U.S.C.
               Section  1350,  as  Adopted   Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002

----------
(1) Filed previously on the Company's registration on Form SB-2, as amended, file no. 333-129022.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                      MAC FILMWORKS, INC.


                                      By: /s/ JIM MCCULLOUGH, SR.
                                         ---------------------------------------
                                         Jim McCullough, Chief Executive Officer
                                         and Chief Financial Officer

                                         Date: November 16, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Title                      Date
--------------------------  --------------------------------  ------------------

/s/ JIM MCCULLOUGH          Chairman of the Board, President, November 16, 2005
--------------------------  Chief Executive Officer,
Jim McCullough              Chief Financial Officer and
                            Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT
-----------    -----------------------------------------------------------------

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

4.7(1)         Form of Class F Warrant Agreement

4.8(1)         Form of Class G Warrant Agreement

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1           Certification  of Chief Executive  Officer  Pursuant to 18 U.S.C.
               Section  1350,  as  Adopted   Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002

----------
(1) Filed previously on the Company's registration on Form SB-2, as amended, file no. 333-129022.