Form 10KSB
period 2005-12-31
MAC FILMWORKS INC
filed 2006-04-17
CIK 1131166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-70526

                               Mac Filmworks, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                 74-2820999
------------------------------------       ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


9464 Mansfield Road, Suite A-1, Shreveport, Louisiana            71118
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

      Check  whether  the issuer is not  required  to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Issuer's revenues for the fiscal year ended December 31, 2005: $0.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of March 31, 2006, was zero based on the shares of common stock not being publicly traded.

      The Registrant's common stock outstanding as of December 31, 2005, was 10,804,658 shares

      Documents incorporated by reference: none.

--------------------------------------------------------------------------------

      Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                               Mac Filmworks, Inc.


                                      INDEX

                                                                                                       Page No.
                                                                                                       --------
Part I      Item 1.    Description of Business.........................................................       3
            Item 2.    Description of Property.........................................................       9
            Item 3.    Legal Proceedings...............................................................      10
            Item 4.    Submission of Matters to a Vote of Security Holders.............................      10

Part II     Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...........      10
            Item 6.    Management's Discussion and Analysis............................................      11
            Item 7.    Financial Statements............................................................      16
            Item 8.    Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure.........................................      29
            Item 8A.   Controls and Procedures.........................................................      29
            Item 8B.   Other Information...............................................................      29

Part III    Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance
                           with Section 16(a) of the Exchange..........................................      29
            Item 10.   Executive Compensation..........................................................      31
            Item 11.   Security Ownership of Certain Beneficial Owners and
                           Management and Related Stockholder Matters..................................      32
            Item 12.   Certain Relationships and Related Transactions..................................      33
            Item 13.   Exhibits........................................................................      33
            Item 14.   Principal Accountant Fees and Services..........................................      33

                            FORWARD LOOKING STATEMENT

      The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of our research and product development programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, such as the loss of Jim McCullough as a key employee, failure to compete in an industry with companies with greater financial and technical resources, failure of our film library to appeal to mass audiences, failure of consumers to spend on entertainment-related goods and services lack of funding, litigation and other risks to which we are subject.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History and Background

      We are a development stage company with a limited operating history. We were organized as a Delaware corporation in September 1997, under the name Keystone Entertainment, Inc., as a wholly-owned subsidiary of G/O International Inc., a publicly held Colorado corporation. In October 1997, we entered a reorganization agreement with Mac Filmworks, Inc., a Texas corporation, which was formed in November 1994 to acquire, license and distribute classic films, television serials, children's programming and other film products. Through the reorganization we acquired all of the issued and outstanding common stock of Mac Filmworks-Texas in exchange for 4,747,680 shares of our common stock, or 77% of the outstanding shares. Under the reorganization agreement, G/O International was required to register the distribution of 1,600,000 shares of Keystone common stock which it owned, to the shareholders of G/O International. In January 1998, we amended our certificate of incorporation to change our name from Keystone Entertainment, Inc. to Mac Filmworks, Inc ("Company").

      On January 21, 2005, we filed our seventh amended registration statement on Form SB-2, which registered 250,000 units consisting of one share of common stock and seven redeemable warrants, each to purchase one share of common stock. Our registration statement was declared "effective" by the Securities and Exchange Commission ("SEC") on February 7, 2005 (Reg. No. 333-70526). As a result of filing our registration statement, we are obligated to file with the SEC certain interim and periodic reports including an annual report containing audited financial statements. We anticipate that we will continue to file such reports, notwithstanding the fact that, in the future, we may otherwise be required to file such reports based on the criteria set forth under Section 12(g) of the Exchange Act.

      In May 2005, we completed a sale of 89 of our films to Amity Entertainment of which we received cash proceeds of $1,100,000 and $500,000 in the form of two secured notes each in the amount of $250,000, with the first maturing in May 2006 and the last maturing in May 2007.

      In May 2005, Western International failed to deliver certain films to the Company pursuant to purchase contracts executed in July and August 1997. Under the contracts, the Company paid a total of $19,990, issued an aggregate of 67,400 shares of common stock and issued two notes in the aggregate principal amount of $287,000, for the purchase of the films. To settle potential claims against Western International and for receipt of $20,000, Western International agreed to cancel the two notes and return 50,000 shares of common stock.

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

      In June 2005, Saturn Productions agreed to accept payment of $105,000 in exchange for settlement in full of a note in the principal amount of $145,000. The Company issued the $145,000 note, paid $10,000 cash and issued 29,000 shares of common stock to Saturn Productions in July 1997 for the purchase of 300 films. Additionally, Saturn Productions agreed to amend the purchase price of our option to acquire 70 films by waiving a $10,000 cash fee and canceling a note in the principal amount of $5,000. We agreed to allow Saturn Productions to keep 100,000 shares of common stock previously issued to it, and we paid an additional $100,000 for related DVD rights.

      In August 2005, our public offering of units expired because the minimum number of units in the offering was not raised.

      In August 2005, the Company paid $12,167 and issued 100,000 shares of common stock to Berliner Holdings for the purchase of 276 martial arts feature films.

      In October 2005, we filed our first amended registration statement on Form SB-2, which registered 250,000 units consisting of one share of common stock and seven redeemable warrants, each to purchase one share of common stock. Our registration statement was declared "effective" by the SEC on October 27, 2005 (Reg. No. 333-129022).

      Our principal executive office is located at 464 Mansfield Road, Suite A-1, Shreveport, Louisiana 71118, and our telephone number is (318) 687-8785.

Overview

      We  are  a  start-up   entertainment  company  that  will  engage  in  the
development of our existing and to-be-acquired nostalgic content entertainment library of:

      o     full length motion pictures or feature films;
      o     television series; and
      o     made-for television movies.

      Initially, we intend to market, sell and distribute our library through traditional distribution channels, which include network and independent televisions stations, cable and satellite, pay television and home video in the domestic and international markets, including videocassette and DVDs. If we are able to generate significant revenues or raise additional capital in the future, we intend to market and distribute our library directly to sellers through the Internet.

      We currently own approximately 1036 films, of which 28 are copyrighted and 1008 are public domain titles. The film libraries, number of films purchased, and the net purchase price for the libraries acquired are as follows:

Film Library                       Number of Films          Net Purchase Price
---------------------------------------------------------------------------------------------------
Delta Equities                     132                      o     5,280 shares of common stock; and
                                                            o     $33,000 cash.
---------------------------------------------------------------------------------------------------
Durbin Entertainment               100                      o     $13,000 cash.
---------------------------------------------------------------------------------------------------
McCullough Productions             1 (copyrighted)          o     70,000 shares of common stock.
---------------------------------------------------------------------------------------------------
RAMM                               200                      o     $83,000 cash;
                                                            o     52,000 shares of common stock
---------------------------------------------------------------------------------------------------
Berliner Holdings                  276                      o     $12,167 cash;
                                                            o     100,000 shares of common stock
---------------------------------------------------------------------------------------------------
Saturn Productions I               300                      o     $105,000 cash;
                                                            o     29,000 shares of common stock
---------------------------------------------------------------------------------------------------
Saturn Productions II              27 (copyrighted)         o     100,000 shares of common stock
---------------------------------------------------------------------------------------------------
Total Films/Properties             1036
---------------------------------------------------------------------------------------------------

      In addition to the above films, the Company owns copyrights to 46 various drama, action, suspense, horror, and comedy films.

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

Our entertainment library

      We intend to own masters, or films and videotapes suitable to be transferred to a master, to all of our properties. Approximately 130 properties are stored at our facilities in Shreveport. Approximately 192 properties are being stored by Sure Save Self Storage in Palm Desert, California for a monthly storage fee of $50. The remainder of our film and television properties is currently being held by their previous owners until we specify a delivery date and location.

      We have included in our description of our film properties below, a sample of the titles we own. Our library contains titles from numerous genres including:

      |_|     film noir;
      |_|     classics;
      |_|     cult movies;
      |_|     martial arts;
      |_|     comedies; and
      |_|     television programs.

      Some of our most popular film properties which we own, include:

      o     Abraham Lincoln (1930) (public domain or "PD");
      o     At War with the Army (1950 PD) (Dean Martin, Jerry Lewis);
      o     How Awful about  Allan  (1970  copyright)  (Anthony  Perkins,  Julie
            Harris);
      o     Paco (1975 copyright) (Jose Ferrer);
      o     Planet of the Dinosaurs (1980 PD); and
      o     Vengeance Valley (1951 PD) (Burt Lancaster).

      Some of the films in the Durbin Entertainment library, all of which are public domain, include:

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

Industry Background

      Both the motion picture and television industries are made up of two principal activities: production and distribution. Production involves the development, financing and production of feature-length motion pictures or television series. We plan to concentrate on the distribution, sales and marketing of our current film and television library and any future properties we acquire.

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

Television Distribution

      The U.S. television market is served by network affiliated stations, independent stations and cable systems, although the number of independent stations has decreased as many formerly independent stations have become affiliated with new networks in recent years. During prime time hours, network affiliates primarily broadcast programming produced for the network. In non-prime time, network affiliates telecast:

      |_|   network programming;
      |_|   off-network programming;
      |_|   first-run  programming--programming  produced for  distribution on a syndicated basis; and
      |_|   programming produced by the local stations themselves.

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

Distribution and marketing of our films

      We currently own 1036 films, 28 of which are copyrighted films and 1008 of which are public domain films and television programs. We intend to market and distribute these properties through home video, broadcast direct response television, and barter syndication to over-the-air, cable and independent television stations. We intend to operate similar to conventional distributors, however, we will own the properties in our library (including public domain film masters) as opposed to many distributors who only have the right to sell the property with a percentage of the revenue going to the owner.

      We intend to utilize our library for the home video distribution business with a focus on the direct and retail sell-through markets. Products we intend to market for consumer purchase will primarily consist of select titles from our library on videocassettes and DVDs. Typical suggested retail prices for videocassettes to be marketed as sell-through will range from $5.99 to $19.95 per program. Suggested retail prices on DVDs may range from $6.99 to $29.98 per program.

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

Selling of our Films

      We have recently expanded our business to include the sale of DVDs. We believe the market for DVDs has expanded rapidly over the past few years and provides a business opportunity. We have a library consisting of public domain and copyrighted films. We plan to copy a few select movie titles from our martial arts film library onto DVD and to market the films at upcoming conventions. If we discover the market is interested in our martial arts film library, we will seek financing to create more DVD masters and mass produce copies of the DVDs for sale. We provide no assurance, however, that the market will be interested in our martial arts library. We also plan to copy four to six public domain films, along with one of our copyrighted films, onto one DVD and to sell to the public. We believe including several public domain films along with a copyrighted film onto one DVD will help make the DVD more marketable. In addition to the films we have on-hand in our film library, we intend to obtain masters to the 46 films to which we own copyrights, and copy those films onto DVDs for sale. All of the films we copy to DVD format will be in English or Spanish dialogue. Our target market for the sales of our DVDs will be the U.S. and international markets. We hope to begin marketing our DVDs in June 2006, but because the cost of creating DVD masters is prohibitive, we will only test the market with a few of our titles. However, there is no guaranty, and we provide no assurance, that we will be able to sell any of our films on DVDs.

Marketing Strategy

      Home video market

      We intend to distribute DVDs and videocassettes of feature films to the domestic home video rental market primarily by selling them to wholesale distributors, who then sell the videocassettes and DVDs to rental outlets, such as video rental chains, individual video rental stores, and supermarkets. As mentioned above, we have not begun the process of transferring films from our video masters to DVDs or videocassettes, nor have we contacted companies with whom we intend to outsource such reproduction. We have not contacted any wholesale distributors or other companies which we hope to eventually sell and distribute our products.

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

      We intend to market films and television programs directly to consumers by the following means:

      |_| selling to distributors and rack-jobbers who then sell the products to large retail outlets, convenience stores, or mass merchants;

      |_| direct response advertisements appearing as trailers on our home videocassettes and at the end of broadcasts of some of our programs; and

      |_| sales to specialty retail outlets such as governmental agencies, gift stores, libraries, museums, Radio Shack, The Sharper Image, General Nutrition Centers, and Home Depot.

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

Employees

      We currently have four employees, all of which are part-time. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

      The following table sets forth certain information regarding the Company's current directors and executive officers.

                        Name                            Age                                  Position
Jim McCullough, Sr..................................     77     Chairman, president, chief executive officer, chief financial officer, and chief accounting officer
Richard Mann........................................     52     Director


Facilities

      We sublease the facilities located at 9464 Mansfield Road, Suite A-1 and Suite C, Shreveport, Louisiana, which consists of approximately 1,726 square feet, from Jim McCullough Productions, a sole proprietorship. We believe our lease rates to be competitive in the market. At the present time, we consider this space to be adequate to meet our needs.

      We are temporarily renting storage space from "Amazing Space." We entered into a 1 year rental agreement in June 2005. The lease is cancelable at any time upon 30 days notice. Our monthly rental fee is $180.

Legal Proceedings

      As of the date of this Report, there are no legal proceedings pending or, to our knowledge, threatened against us or to which we are a party.

Copyrights

      Of the 1036 films we have purchased, 28 are under copyright protection. We also own copyrights (but no masters) to 46 various drama, action, suspense, horror and comedy films.

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

      We are temporarily renting storage space from "Amazing Space." We entered into a 1 year rental agreement in June, 2005. The lease is cancelable at any time upon 30 days notice. Our monthly rental fee is $180.

ITEM 3.  LEGAL PROCEEDINGS

      We are not currently a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of shareholders during the period covered in this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

      In February 2005, we commenced our first public offering of a maximum of 250,000 units at a price of $1.00 per unit, consisting of one share of common stock and seven redeemable warrants, each to purchase one share of common stock. This public offering was registered with the SEC pursuant to a registration statement on Form SB-2 (Reg. No. 333-70526), and our registration statement was declared "effective" by the SEC on February 7, 2005. The offering terminated in August 2005 because the minimum number of units was not raised.

      In October 2005, we filed our first amended registration statement on Form SB-2, which registered 250,000 units at a price of $1.00 per unit, consisting of one share of common stock and seven redeemable warrants, each to purchase one share of common stock. Our registration statement was declared "effective" by the SEC on October 27, 2005 (Reg. No. 333-129022). The units will be offered and sold through One Financial Securities, Ltd., our managing placement agent, and through our officers and directors.

Market Information

      At present, our securities are not traded publicly. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. Our stockholders may, therefore, find it difficult to resell their securities.

Holders of Record

      As of December 31, 2005, we had 172 shareholders of record.

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

Recent Sales of Unregistered Securities

      In August 2005, the Company paid $12,167 and issued 100,000 shares of common stock to Berliner Holdings for the purchase of 276 martial arts feature films.

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

Plan of Operation

      Since inception, we have generated little revenues. Our sole revenue has been derived from an option sold in June 2002 to distribute one of our films. We have no revenues from the distribution or sale of our properties because as of the fourth quarter 2005, we did not have the capital necessary to prepare our films for distribution/sale and market them. Our operations were cut to a minimum during 2005 due to our lack of funds. We had to postpone marketing, sales and distribution efforts because we had limited cash reserves. Our operating expenses have risen and fallen based on our available cash. Our future level of operations will be dependent on future cash availability.

      As of December 31, 2005, we had total current assets of $592,780 and total current liabilities of $638,364. Our current assets include $349,946 in cash and $242,834 in notes receivable. Our current liabilities include liabilities due to related parties in the amount of $267,430 and accrued officer salary of $322,439. The amount of liabilities due to related parties is payable on demand and does not accrue interest. In the event the related parties demand payment in the future, we may be unable to pay. If we do have sufficient cash to pay the related parties, then the cash remaining may not be enough to sustain operations and we will be forced to seek external sources of financing or sell assets to fund operations. There is presently no firm commitment for such sources of financing, and we provide no assurance that we will be able to obtain such financing. If we sell our assets to pay liabilities, we may not have enough films to market, sell and distribute and thus, may not be able to generate revenue. Failure to receive financing will result in the curtailment of operations or the ceasing of operations.

      We believe we will need a minimum of approximately $35,000 per month until July 2006 to market, distribute and sell our films and to fund general working capital expenses. Thereafter, we expect our operating expenses to increase to $50,000 per month for the balance of 2006. The increase in operating expenses is attributable to an increase in salary expense as the Company will seek another employee, an increase in marketing expenses for several upcoming conventions, new expenses for creating DVD masters for certain of our movie titles for preparation for sales and/or distribution, and an increase in general working capital expenses. The Company believes that it has enough cash to fund operations until September 2006 and will need to raise additional capital to fund working capital at the end of the third quarter of 2006. There is no assurance we will be successful in seeking additional financing to fund future operations.

      In May 2006, a secured note with the principal balance of $250,000 is due to the Company from Amity Entertainment. The money will be used to fund working capital requirements, and we believe this amount will be adequate to fund operations for the balance of fiscal 2006. There is no assurance, however, that Amity will honor its debt obligation to us or that it will not offset some or all of the principal balance for any potential claims it may assert against us related to the sale of our films to Amity in May 2005. Although the notes are secured by the films we sold to Amity, there is no assurance that we will obtain these films or, if we do, that we will be able to sell them and receive proceeds equal to the principal amount of the note. Failure to receive $250,000 in May 2006 will force the Company to curtail or cease operations in September 2006 unless we obtain other sources of financing or we generate internal sources of revenue.

      The Company intends on funding future operations through external sources of financing and/or selling of certain assets. As of the date hereof, we have no arrangements for debt financing nor do we anticipate entering into such arrangements in the near future. The Company currently does not have credit facilities available with financial institutions or other third parties. The Company does not expect to generate cash flows from operations for the balance of 2006. The Company will rely upon financing from external sources to fund its operations for the foreseeable future and it will likely need to raise additional capital to fund working capital requirements in the end of the third quarter of 2006 if we do not obtain other external sources of financing, generate internal sources of revenue, or receive the principal amount of the note in May 2006. If we are unable to raise sufficient capital from external sources to fund our operations in the end of the third quarter of 2006, the Company may need to sell assets to meet working capital needs or curtail operations.

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

      Our current contractual commitments are as follows:

Commitment            Description                             Payments due by Period

                                                              Through              Through           Through
                                                              Dec. 31, 2006        Dec. 31, 2007     Dec. 30, 2008
Employment            We have renewed a three-year
Agreement with Jim    employment agreement with Mr.
McCullough            McCullough which provided that he             $84,000            $84,000              --
                      will be paid an annual salary of
                      $84,000.  As of June 30, 2005, we
                      have accrued Mr. McCullough's salary
                      in the amount of $321,923.  This
                      agreement will expire in January 2007.

Licensing Contract    In July 2002, we entered into a
with Hong Kong        license agreement with HKAVM wherein
Audio Video           we granted HKAVM the Chinese                    --                  --                --
Multimedia            broadcast television, home video and
                      theatrical distribution rights to one
                      copyrighted film for a period of ten
                      years for a fee of $7,500.  In
                      November 2002, we delivered the film
                      to HKAVM and received a $750
                      deposit.  Upon certain conditions,
                      the remainder of the fee shall be
                      delivered to Mac Filmworks.   Our
                      primary obligation under the
                      agreement is to deliver the film to
                      HKAVM and we have no financial
                      commitments under this agreement.

Distribution          In April 2005, the Company entered
Agreement with        into a distribution agreement with
Amity                 Amity that allows Amity to distribute           --                  --                --
Entertainment, Inc.   our film, "Creature from Black Lake"
                      until April 2011.  As of December 31,
                      2006, Amity has sold no films.  We
                      have no financial commitment under
                      this agreement.


Financial Advisory    In December 2005, we entered into an
Agreement with One    agreement with One Financial
Financial             Services, Ltd. to provide Mac                 $12,000            $12,000            $6,000
Securities, Ltd.      Filmworks with investment banking and
                      financial advisory services for
                      thirty months at a rate of $1,000 per
                      month.  Such services will be
                      provided commencing on the closing of
                      our public offering.

Placement Agent       In December 2005, we amended the
Agreement with One    placement agent agreement with One
Financial             Financial Services, Ltd.
Securities, Ltd.
                      Commissions/Expenses.  A commission       $10,000/$7,500            --                --
                      of ten percent (10%) of the gross
                      proceeds raised through the sale of
                      units in the offering and a three
                      percent (3%) non-accountable expense
                      allowance.

                      Warrant Fees.  In addition, upon the
                      exercise of any warrants issued as
                      part of the units, we are required to
                      pay One Financial three percent (3%)
                      of the exercise price of each
                      warrant; provided that such warrant
                      exercised was a warrant under a unit
                      sold by One Financial.                  $87,500/$35,000             --                --

Sub-lease Agreement   We have renewed a sublease agreement
with Jim McCullough   with Jim McCullough, which expires in
                      August 2006.  The sub-lease provides          $8,000                --                --
                      that we pay Jim McCullough $1,000 per
                      month for office and warehouse space.
                      Upon expiration of the sublease
                      agreement, we intend to enter a
                      similar sublease or rent the space on
                      a month-to-month basis.



Storage Agreements    We have oral agreements with Saturn
                      Productions, Durbin Entertainment,
                      and RAMM to store an aggregate of 672          $800                 --                --
                      films at no cost. We have a storage
                      agreement with Sure Self Save Storage
                      in Palm Springs, California, where we
                      store an additional 194 films for
                      approximately $50 per month. We are
                      temporarily renting storage space from
                      "Amazing Space." We entered into a 1
                      year rental agreement in June 2005.
                      The lease is cancelable at any time
                      upon 30 days notice. Our monthly
                      rental fee is $180. We anticipate our
                      annual storage fees for fiscal 2006
                      will be approximately $800.

Off-Balance Sheet Arrangements

      As  of  December  31,  2005,   the  Company  had  no   off-balance   sheet
arrangements.

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

ITEM 7. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
   Mac Filmworks, Inc.
   (A Development Stage Company)
   Shreveport, Louisiana

We have audited the accompanying balance sheets of Mac Filmworks, Inc. (A Development Stage Company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended, and for the period from November 22, 1994 (Inception) through December 31, 2005. These financial statements are the responsibility of Mac Filmworks' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mac Filmworks, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years then ended, and for the period from November 22, 1994 (Inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Mac Filmworks will continue as a going concern. As discussed in Note 2 to the financial statements, the deficiency in working capital at December 31, 2005 and the operating losses raise substantial doubt about Mac Filmworks ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

April 8, 2006

                             MAC FILMWORKS, INC
                       (A Development Stage Company)
                               BALANCE SHEETS
                         December 31, 2005 and 2004

                                                         2005         2004
                                                      -----------  -----------
                                   Assets
Current Assets
  Cash                                                $   349,946  $       159
  Current portion of notes receivable, net of
    discount of $7,166                                    242,834           --
                                                      -----------  -----------
     Total Current Assets                                 592,780          159

  Film library (net of net of accumulated
    amortization of $92)                                   22,075           --

Other Assets:
  Notes receivable, net of dicsount of $23,537            226,463           --

  Loan extension fees                                          --        1,740
                                                      -----------  -----------
Total Assets                                          $   841,318  $     1,899
                                                      ===========  ===========

                   Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
  Current portion of notes payable for film
    library purchases, including accrued interest     $        --  $   441,940
  Due to related parties                                  267,430      269,228
  Accrued officer salary                                  322,439      520,000
  Accounts payable                                          4,784        9,818
  Notes payable                                                --        4,691
  Income taxes payable                                     22,961           --
  Deferred revenue                                         20,750          750
                                                      -----------  -----------
    Total Current Liabilities                             638,364    1,246,427

Long-term portion of notes payable                             --      418,012
                                                      -----------  -----------
    Total Liabilities                                     638,364    1,664,439
                                                      -----------  -----------
Contingencies

Stockholders' Equity (Deficit)
  Preferred stock, $.0001 par, 10,000,000 shares
    authorized, no shares issued or outstanding
  Common stock, $.0001 par, 50,000,000 shares
    authorized, 10,804,658 and 10,754,658 shares
     issued and outstanding                                 1,080        1,075
  Paid-in capital                                       1,411,711    1,390,121
  Deficit accumulated during the development stage     (1,209,837)  (3,053,736)
                                                      -----------  -----------
    Total Stockholder's Equity (Deficit)                  202,954   (1,662,540)
                                                      -----------  -----------
      Total Liabilities and Stockholders' Equity      $   841,318  $     1,899
        (Deficit)                                     ===========  ===========


          See accompanying summary of accounting policies and notes to financial statements.

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
             Years Ended December 31, 2005 and 2004, and Period from
               November 22, 1994 (Inception) to December 31, 2005


                                                                  Inception to
                                            2005         2004        2005
                                        ----------   ----------   ------------
Revenues                                $       --   $       --   $     25,505

Operating Expenses
  General and administrative               245,040       91,548      2,212,951
  Imputed film storage rental costs          7,200        7,200         57,600
  Depreciation                                  92           --         14,121
  Impairment expense                            --           --        698,801
  Debt forgiveness                              --           --        (27,500)
                                        ----------   ----------   ------------
Total operating expenses                   252,332       98,748      2,955,973
                                        ----------   ----------   ------------
Loss from operations                      (252,332)     (98,748)    (2,930,468)

OTHER INCOME (EXPENSE):
  Amortization of discount                  18,724           --         18,724
  Interest expense                         (14,417)     (50,284)      (395,942)
  Gain on disposition of assets          1,530,257           --      1,536,182
  Gain from debt extinguishment            584,628           --        584,628
                                        ----------   ----------   ------------
Income/(Loss) before income taxes        1,866,860     (149,032)    (1,186,876)

   Income taxes                             22,961           --         22,961
                                        ----------   ----------   ------------
Net Income (Loss)                       $1,843,899   $ (149,032)  $ (1,209,837)
                                        ==========   ==========   ============

Basic and diluted net loss
  per common share                      $    0.17    $     (.01)
Weighted average shares outstanding    10,759,616    10,754,658


          See accompanying summary of accounting policies and notes to financial statements.

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         Period from November 22, 1994 (Inception) to December 31, 2005


                                            Common    Stock     Paid-In     Accumulated
                                            Shares    Amount    Capital       Deficit       Totals
                                        ------------  ------  ----------   ------------  -----------
Issuance of stock to founders at
  inception                                   10,000  $    1   $     999   $        --   $     1,000
Cancellation of stock
  issued to one of
  original founders                           (1,000)     --          --            --            --
Issuances of common stock in:
  1997 to other  original founders         3,991,000     399        (399)           --            --
  1997 for services                          150,528      14      75,249            --        75,264
  1997 for film library acquisitions         247,680      25     123,815            --       123,840
  1997 in a private offering for cash        400,000      40     199,960            --       200,000
  1997 in a private offering for cash         37,500       4      37,496            --        37,500
  1997 for services related to the
    private offering                         100,000      10         (10)           --            --
  1997 for public shell purchase           1,340,000     134        (134)           --            --
Issuances of common stock in:
  1998 in a private offering for cash         40,000       4      29,996            --        30,000
  1998 in a private offering for cash        100,750      10     100,740            --       100,750
  1998 for services                          320,700      32     320,668            --       320,700
Imputed film storage rental costs                 --      --       7,200            --         7,200
Issuances of common stock in:
  1999 for services                           70,000       7      52,494            --        52,500
  1999 in a private offering for cash        147,000      15      36,035            --        36,050
Imputed film storage rental costs                 --      --       7,200            --         7,200
Issuance of common stock
  in 2000 for cash                           226,880      23      56,697            --        56,720
  in 2000 for services                       142,500      14      35,611            --        35,625
  in March for payment of prior
    year account payable                      45,000       5      20,995            --        21,000
  in July for computer equipment              26,120       2       6,528            --         6,530
  in September for public shell
    purchase price adjustment                160,000      16        ( 16)           --            --
Imputed film storage rental costs                 --      --       7,200            --         7,200
Net loss - period from Inception
  through Dec. 31, 2000                           --      --          --     (1,612,537)  (1,612,537)
                                        ------------  ------  ----------   ------------  -----------
Balances, December 31, 2000                7,554,658     755   1,118,324     (1,612,537)    (493,458)



(continued on next page)


          See accompanying summary of accounting policies and notes to financial statements.

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
         Period from November 22, 1994 (Inception) to December 31, 2005

                                             Common Stock        Paid-In    Accumulated
                                           Shares     Amount     Capital      Deficit       Totals
                                        ------------  ------  ----------   ------------  -----------
Balances, December 31, 2000                7,554,658  $  755  $1,118,324   $ (1,612,537) $  (493,458)

Issuance of common stock in:
  2001 for services                        1,200,000     120     119,880             --      120,000
  2001 for cash                              100,000      10       9,990             --       10,000
  2001 for payment of accounts payable     1,800,000     180      94,197             --       94,377
Imputed film storage rental costs                                  7,200             --        7,200
Net loss                                          --      --          --       (973,944)    (973,944)
                                        ------------  ------  ----------   ------------  -----------
Balances, December 31, 2001               10,654,658   1,065   1,349,591     (2,586,481)  (1,235,825)

Imputed film storage rental costs                 --      --       7,200             --        7,200
Contributions to capital                          --      --       8,940             --        8,940
Net loss                                          --      --          --       (151,174)    (151,174)
                                        ------------  ------  ----------   ------------  -----------
Balances, December 31, 2002               10,654,658   1,065   1,365,731     (2,737,655)  (1,370,859)

Imputed film storage rental costs                 --      --       7,200             --        7,200
Shares issued for film purchase              100,000      10       9,990             --       10,000
Net loss                                          --      --          --       (167,049)    (167,049)
                                        ------------  ------  ----------   ------------  -----------
Balances, December 31, 2003               10,754,658   1,075   1,382,921     (2,904,704)  (1,520,708)

Imputed film storage rental costs                 --      --       7,200             --        7,200
Net loss                                          --      --          --       (149,032)    (149,032)
                                        ------------  ------  ----------   ------------  -----------
Balances, December 31, 2004               10,754,658  $1,075  $1,390,121   $ (3,053,736) $(1,622,540)

Shares issued for film purchase              100,000      10       9,990             --       10,000
Shares cancelled as part of
  settlement of notes payable                (50,000)     (5)          5             --           --
Contributed capital                               --      --       4,395             --        4,395
Imputed film storage rental costs                 --      --       7,200             --        7,200
Net loss                                          --      --          --      1,843,899    1,843,899
                                        ------------  ------  ----------   ------------  -----------
Balances, December 31, 2005               10,804,658  $1,080  $1,411,711   $ (1,209,837) $   202,954
                                        ============  ======  ==========   ============  ===========

          See accompanying summary of accounting policies and notes to financial statements.

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
             Years Ended December 31, 2005 and 2004, and Period from
               November 22, 1994 (Inception) to December 31, 2005

                                                                                   Inception to
                                                               2005        2004    Dec. 31, 2005
                                                           ----------  ----------   ------------
Cash Flows From Operating Activities
  Net income (loss)                                        $1,843,899  $ (149,032)  $(1,209,837)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Amortization of notes receivable discount                   (18,723)         --       (18,723)
  Amortization of loan extension fees                           1,740         759         2,499
  Shares issued for services                                       --          --       605,089
  Imputed film storage rental costs                             7,200       7,200        57,600
  Forgiveness of debt                                              --          --       (27,500)
  Depreciation                                                     92          --        14,121
  Gain on disposition of assets                            (1,530,257)         --    (1,536,182)
  Gain from debt extinguishment                              (584,628)         --      (584,628)
  Impairment expense                                               --          --       698,801
  Changes in:
    Accounts payable                                             (638)      3,569        80,485
    Accrued officer salary                                   (197,561)     84,000       322,439
    Accrued interest                                           12,676      49,163       384,057
    Accrued income taxes                                       22,961          --        22,961
    Deferred revenue                                           20,000          --        20,750
                                                           ----------  ----------   -----------
Net Cash Used In Operating Activities                        (423,239)     (4,341)   (1,168,068)
                                                           ----------  ----------   -----------
Cash Flows From Investing Activities
  Purchase of motion picture film libraries                   (32,485)         --       (92,875)
  Purchase of motion picture film library
    purchase rights                                                --          --       (16,000)
  Proceeds from sale of assets                              1,100,000          --     1,100,000
                                                           ----------  ----------   -----------
Net Cash Used In Investing Activities                       1,067,515          --       991,125
                                                           ----------  ----------   -----------
Cash Flows From Financing Activities
  Proceeds from loans from stockholders                            --       9,440       361,577
  Loan extension fees                                              --      (2,500)       (2,500)
  Payments on loans from stockholders                          (1,798)       (600)      (24,147)
  Proceeds from bank loans                                         --         827       104,257
  Payments on bank loans                                       (4,691)     (2,717)     (104,258)
  Payments on library purchase loans                         (288,000)         --      (288,000)
  Proceeds from sales of common stock                              --          --       471,020
  Contributions to capital                                         --          --         8,940
                                                           ----------  ----------   -----------
Net Cash Provided By Financing Activities                    (294,489)      4,450       526,889
                                                           ----------  ----------   -----------
Net change in cash                                            349,787         109       349,946

Cash at beginning of period                                       159          50             0
                                                           ----------  ----------   -----------
Cash at end of period                                      $  349,946 $       159   $   349,946
                                                           ========== ===========   ===========
Supplemental Disclosures:

         See Note 3

          See accompanying summary of accounting policies and notes to financial statements.

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Business -- Mac Filmworks, Inc. ("Mac Filmworks") was incorporated in Texas on November 22, 1994, to acquire, license and distribute classic movies, TV serials and other film products. During the development stage, Mac Filmworks is and has been attempting to raise sufficient cash to begin marketing efforts. In October 1997, Mac Filmworks acquired Keystone Entertainment, Inc. ("Keystone"), a Delaware corporation, in a transaction accounted for as a recapitalization. Keystone issued 4,747,680 shares of stock for the 4,747,680 shares or 100% of the then outstanding shares of Mac Filmworks. Before that issuance, Keystone had 1,340,000 shares outstanding, which is shown on the Statement of Stockholders' Deficit as the purchase price of Keystone by Mac Filmworks. The October 1997 agreement was amended November 21, 2000 to increase the 1,340,000 shares to 1,500,000 shares paid for Keystone.

Use of Estimates -- Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

Cash -- Cash includes demand deposit bank accounts. Mac Filmworks' policy for cash and cash equivalents includes any highly liquid investments with original maturities of three months or less.

Property and Equipment -- Property and equipment is carried at cost. The costs of additions and betterments are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on disposition of equipment are reflected in operations.

Impairment of Long-Lived Assets -- Films are reviewed for impairment on a film-by-film basis whenever events or changes in circumstances indicate that the historical cost-carrying value of each film may not be recoverable. Mac Filmworks assesses recoverability of the carrying value of each film by estimating the future net cash flows expected to result from the film, including eventual disposition. If the future net cash flows are less than the carrying value of the film, an impairment loss is recorded equal to the difference between the film's carrying value and fair value. Other assets are reviewed for impairment by asset group for which the lowest level of independent cash flows can be identified and impaired in the same manner as films. Impairment expense of $15,000 and $683,801 was recorded in 2003 and 2001, respectively. See Note 3 and Note 4.

Earnings per Share -- Calculations for basic and diluted net loss per share are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

Revenue Recognition -- Mac Filmworks recognizes revenue in accordance with Statement of Accounting Position 00-2 "Accounting by Producers or Distributors of Films". Revenue is recognized from a sale or licensing arrangement of a film when persuasive evidence of a sale or licensing arrangement with a customer exists; the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; the license period of the arrangement has begun and the customer begins its exploitation, exhibition or sale; the arrangement fee is fixed or determinable; and collection of the arrangement fee is reasonably assured.

Income Taxes -- Mac Filmworks recognizes deferred tax assets and liabilities for the tax effect of differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Mac Filmworks provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recently Issued Accounting Pronouncements. In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation." SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Recently issued accounting pronouncements -- Mac Filmworks does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Mac Filmworks results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Mac Filmworks will continue as a going concern. Mac Filmworks incurred losses from operations of $252,332 and $98,748 in 2005 and 2004, respectively, and has negative cash flows from operations of $423,239 and $4,341 in 2005 and 2004, respectively. This has created an uncertainty as to Mac Filmworks ability to continue as a going concern. To date, Mac Filmworks has generated limited revenues. Assuming Mac Filmworks raises the maximum amount in the initial public offering; Mac Filmworks expects to have sufficient working capital for approximately three months of operations. However, Mac Filmworks may need operating funds at an earlier date if the maximum amount in the offering is not raised, or if operating expenses are greater than anticipated. Mac Filmworks does not anticipate generating sufficient revenues to fund working capital requirements during the initial period and will be dependent upon external sources of capital until such time. Mac Filmworks intends to conduct additional capital raising efforts immediately subsequent to the close of the initial public offering. The financial statements do not include any adjustments that might be necessary if Mac Filmworks is unable to continue as a going concern.

NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table sets forth supplemental cash flow disclosures for the nine months ended September 30, 2005 and 2004.

                                                      2005          2004
                                                  -----------    -----------

    Interest paid                                 $        --    $        --
    Income taxes paid                                      --             --

Non-Cash Investing and Financing Activities:
    Debt extinguishment by negotiation            $   200,571             --
    Extinguishment of accrued interest                384,071             --
    Capital contributed from accounts payable           4,395             --
    Notes receivable from sale of films               500,000             --
    Stock issued for film library                      10,000             --


NOTE 4 - ACQUISITION OF FILM LIBRARY AND SUBSEQUENT IMPAIRMENT

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

In connection with the public domain films to which Mac Filmworks has title, Mac Filmworks does not have copyright protection and is unable to assert exclusive right to license or distribute these films. While Mac Filmworks may market, distribute and sell the public domain titles in which Mac Filmworks has title, Mac Filmworks will be unable to prevent third parties from exploiting the same titles. If third parties are able to more effectively market any public domain titles, Mac Filmworks may not be able to generate revenues sufficient to make the marketing and distribution of those titles profitable.

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


NOTE 5 - ADDITIONAL FILMS PURCHASE OPTION

In 1997, Mac Filmworks paid $16,000 cash and issued 24,000 shares valued at $12,000 for the right to purchase an additional library of 700 films for an additional $104,000. The option expired in August 2003.

As of December 31, 2001, it was determined that estimated future net cash flows were less than the carrying value of the film purchase option, and accordingly, an impairment loss of $28,000 was recorded for the year ended December 31, 2001.


NOTE 6 - NOTES PAYABLE FOR FILM LIBRARY PURCHASES

Mac Filmworks agreed to purchase five film libraries for promissory notes as a portion of the purchase price. The balances as of December 31, 2004 were:

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

In June 2005, $288,000 of the outstanding debt listed above was repaid. These payments were the culmination of negotiations that resulted in extinguishment of $200,571 of film library purchase debt and all of the interest of $384,057 that had accrued on these notes. A gain of $584,628 from debt extinguishment was recognized in 2005. In addition the remaining balance was eliminated by a vendor's inability to deliver films under its agreement

NOTE 7 - DUE TO RELATED PARTIES

Several shareholders loaned Mac Filmworks money to fund ongoing operations and paid expenses on behalf of Mac Filmworks. From time to time, Mac Filmworks has paid these shareholders back by paying expenses on their behalf. In 2004, shareholders loaned Mac Filmworks $9,440 and paid bank loans on behalf of Mac Filmworks of $2,717. In 2004, Mac Filmworks repaid shareholder loans by paying $600 of expenses on behalf of shareholders. In 2005, expenses of $815 were paid for Mac Filmworks. During the same period, Mac Filmworks paid $2,614 for these related parties. Although shareholders have funded operations in the past, they are under no obligation to do so in the future.

NOTE 8 - ACCRUED OFFICER SALARY

On January 1, 2001, Mac Filmworks agreed to pay the president an annual salary of $84,000. The contract will expire December 31, 2006. Until 2005 when funding became available, the amount was being accrued. During 2005, Mac Filmworks paid its president the annual salary plus $197,561 of previously accrued salary.


NOTE 9 - NOTES PAYABLE TO BANKS

The bank credit card is held in the name of the founding shareholder and is a revolving credit line with interest at 19%. This loan was unsecured and was guaranteed by the founding shareholder.


NOTE 10 - DEFERRED REVENUE

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

In April 2005, Mac Filmwroks entered into an agreement with Amity Entertainment, Inc. for the exclusive distribution rights to a film titled "Creature From Black Lake" (the "Film") until April 29, 2011. The Company will receive money derived from distribution of the Film after Amity deducts the following fees: 1) a distribution fee of 35% of gross receipts from the exploitation and distribution of the Film; 2) distribution costs; and 3) a $20,000 advance made to the Company on April 29, 2005. This advance has been recorded as Deferred Revenue until such time as Amity begins distribution of the Film.

NOTE 11 - SALES OF COMMON STOCK

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

NOTE 12 - SALE OF FILMS

On May 3, 2005, Mac Film completed the sale of the its right, title and interest in 89 films for $1,600,000. Of this amount, $500,000 was in the form of two secured, non-interest bearing notes for $250,000 each (one maturing in May 2006 and the other in May 2007). A deduction of $100,000 was made to make payment for certain library purchase obligations and a deduction of $20,000 was made to pay for the DVD rights to certain of the titles sold.

Because the notes are non-interest bearing, a discount was established to reflect the present value of the notes. This discount is being amortized over the term of the respective notes and recognized as interest income.

    Total of notes receivable                     $   500,000
    Less discount                                     (49,426)
                                                  -----------
      Net amount of revenue and note recorded     $   450,574

    Amortization through December 31, 2005             18,723
                                                  -----------
    Balance at December 31, 2005                  $   469,297
                                                  ===========


NOTE 13 - STOCK ISSUED FOR SERVICES & EQUIPMENT

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

In April 2005, Mac Filmworks received back 50,000 shares of common stock from a film vendor because it was unable to deliver films as originally represented.

In August 2005, Mac Filmworks arranged to purchase certain Chinese films for $12,167 and 100,000 common shares valued at $10,000.


NOTE 14 - STOCK OPTION PLANS

Mac Filmworks adopted its 1998 Incentive Stock Option Plan to provide incentive stock options within the meaning of that term under Internal Revenue Code
Section 422. Such share options would be issued to current officers and employees at prices at or above current stock fair market value. 500,000 shares were reserved for issuance under the plan. As of December 31, 2005, no options had been granted.


NOTE 15 - INCOME TAXES

                                                      2005          2004
                                                  -----------    -----------

    Income/(Loss) before income taxes             $ 1,866,860    $  (149,032)

    Deferred tax assets:
       NOL carry forward                          $        --    $   530,251

       Less: valuation allowance                           --       (530,251)
                                                  -----------    -----------
        Net deferred taxes                        $        --    $        --
                                                  ===========    ===========

Mac Filmworks had a net operating loss carryforward of approximately $1,559,561 at December 31, 2004. Income generated in 2005 used up this carry forward amount and generated an income tax liability.


NOTE 16 - CONTINGENT ASSET & LIABILITY

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

Controls and Procedures

      The Company's Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of our fourth fiscal quarter in 2005. Based on such evaluation, such officer has concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls

      There has been no change in the Company's internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


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

----------------------------------------------- --------------------------------------------- --------------------------------------
Name                                            Age                                           Title
----------------------------------------------- --------------------------------------------- --------------------------------------
Jim McCullough, Sr.                             77                                            Chairman, president, chief executive
                                                                                              officer, chief financial officer, and
                                                                                              chief accounting officer
                                                                                              office
----------------------------------------------- --------------------------------------------- --------------------------------------
Richard C. Mann                                 52                                            Director
----------------------------------------------- --------------------------------------------- --------------------------------------

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

Compliance with Section 16(a) of the Exchange Act.

      Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received and the representations of the reporting person, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2005, except Mr. McCullough has not filed his Form 3.

Code of Ethics

      We have not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions due to several factors. The Company is a development stage reporting company whose securities have not yet traded. We will pursue adopting a written code of ethics. To date, the Board of Directers has conducted the affairs of the Company consistent with applicable laws and regulations of the United States and the states.

ITEM 10.  EXECUTIVE COMPENSATION.

      The following table contains compensation data for our named executive officer for the fiscal years ended December 31, 2005, 2004 and 2003.

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL                   LONG TERM
                                               COMPENSATION           COMPENSATION AWARDS
                                               ------------          ---------------------
                                                                      Securities Underlying        ALL OTHER
              NAME AND                             Salary   Bonus          Options               COMPENSATION
         PRINCIPAL POSITIONS             YEAR       ($)      ($)              (#)                     ($)
         -------------------             ----    ---------    ---      ---------------------    ------------

         Jim McCullough  (1)             2005     $84,000    -0-              -0-                     -0-
                                         2004     $84,000    -0-              -0-                     -0-
                                         2003     $84,000    -0-              -0-                     -0-


(1) Mr. McCullough serves as president, chief executive officer, chief financial officer and chief accounting officer.

Option Grants in Fiscal Year Ending December 31, 2005

The following table sets forth information concerning individual grants of options made during the fiscal year ended December 31, 2005, to our named executive officers. No stock options or stock appreciation rights were issued during the fiscal year.

                                                                                         Potential Realizable Value at Assumed
                                                                                         Annual Rates of Stock Price Appreciation
                                            Individual Grants                            for Options Term
              -------------------------------------------------------------------------  ----------------------------------------
              Number of       Percent Of
              Securities      Total
              Underlying      Options/SARs                       Market
              Option/SARs     Granted to         Exercise Of     Price at    Expiration
Name          Granted (#)     Employees In       Base Price      Date of     Date        5%           10%
(a)           (b)             Fiscal Year (c)    ($/Sh)(d)       Grant       (e)         (f)          (g)            0%
-----------   -----------     ---------------    ----------      -----       ----------  -----------  -----------    -----------
Jim           --              --                 --              --          --          --           --             --
McCullough


Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

The following table sets forth information concerning options exercised during the fiscal year ended December 31, 2005 and option holdings as of December 31, 2005, with respect to our named executive officers. No stock options or stock appreciation rights were issued during the fiscal year.

                       Aggregated Option Exercises in 2005
                           and Year-End Option Values

            Shares
            Acquired
            on             Value           Number of Unexercised     Value of Unexercised
Name        Exercise (#)   Realized ($)    Options at FY-end         in-the-Money Options
(a)         (b)            (c)             (d)                       (e)                      Exercisable
            -----------    -----------     ---------------------     ---------------------    ---------------------
Jim
McCullough  --             --              --                        --                       --





Name
(a)         Unexercisable          Exercisable         Unexercisable
            ---------------------  -----------------   --------------------
Jim
McCullough  --                     --                  --



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

Employment Agreement

      We entered into an employment agreement with Mr. McCullough, Sr. in January 2001 for a period of three years. In January 2004, we renewed Mr. McCullough's employment agreement which expires in January 2007. The agreement provided for an annual salary of $84,000, and contained a limitation on his ability to pursue other business activities. Since Mr. McCullough owns and controls other entities which are in similar businesses as Mac Filmworks, he has agreed to limit his involvement in those entities to no more than 10% of his daily business activity. As of December 31, 2005, the Company has accrued Mr. McCullough salary in the amount of $322,439.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEIFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth, as of December 31, 2005, the beneficial ownership of common stock of:

      o     our directors;
      o     our named executive officers;
      o     the holders of five percent or more of our common stock; and
      o     our officers and directors as a group.

                                    Number of shares of common     Percentage of
    Name of beneficial owners       stock beneficially owned       ownership
    Jim McCullough, Sr.             3,070,000                          28.7%
    Richard Mann                    10,000                             <1%
    Ken O'Neal.                     1,600,000                          14.9%
    Scott Thompson                  707,334                            6.6%
    Brewer & Pritchard, P.C.        766,666                            7.2%
    William Silvey                  735,000                            6.9%
    All officers and directors
    as a group, (2) persons         3,080,000                          29.2%

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We currently lease our facilities in Shreveport from Jim McCullough Productions, Inc. at a monthly rate of $1,000, on a month-to-month basis. Mr. McCullough is the majority shareholder of Jim McCullough Productions, Inc. McCullough Productions, Inc. has waived any accrued rents through December 31, 2005.

      As of December 31, 2005, Mr. McCullough and his affiliates have loaned the Company approximately $267,430. This amount is payable on demand and does not accrue interest. As of December 31, 2005, Mac Filmworks owed Mr. McCullough $322,439 in accrued and unpaid salary.

      In May 2004, Ken O'Neal purchased 1,600,000 shares of Mac Filmworks' common stock from an unaffiliated third party for $25,000.


ITEM 13.  EXHIBITS.

(a) Exhibits. The following exhibits of the Company are included herein.


Exhibit No.  Identification of Exhibit

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification  of Chief Executive  Officer  Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by Malone & Bailey, P.C. ("Malone") for the fiscal years ended December 31, 2005 and December 31, 2004, were as follows:

                                                2005                 2004
                                          -----------------    -----------------
            Audit fee                          $12,000              $11,050
            Audit-related fees                 $0                   $0
            Tax fees                           $0                   $0
            All other fees                     $0                   $0

Audit fees for the fiscal years ended December 31, 2005 and 2004 represent the aggregate fees billed for professional services rendered by Malone for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-related fees for the fiscal year ended December 31, 2005 and 2004, represents the aggregate fees billed for assurance and related services rendered by Malone that are reasonably related to the performance of the audit or review of our financial statements.

Tax fees for the fiscal year ended December 31, 2005 and 2004, represents the aggregate fees billed for professional services rendered by Malone for tax compliance, tax advice, and tax planning.

All other fees for the fiscal year ended December 31, 2005 and 2004, represents the aggregate fees billed for products and services provided by Malone, other than the services reported in the other categories. All other fees generally relate to tax fees assessed for corporate tax restructuring and other general corporate tax related matters.

Audit Committee Pre-Approval Policies and Procedures

The Board of Directors serves as the audit committee of the Company. The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Board of Directors has considered the role of Malone & Bailey, PC in providing services to us for the fiscal year ended December 31, 2005 and has concluded that such services are compatible with Malone & Bailey's independence as the Company's auditors.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                    MAC FILMWORKS, INC.

                                    By: /s/ JIM MCCULLOUGH, SR.
                                        -----------------------
                                    Jim McCullough, Chief Executive Officer and
                                    Chief Financial Officer

                                    Date: April 17, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                Title                                    Date
           ---------                                -----                                    ----
/s/ JIM MCCULLOUGH                                  Chairman of the Board, President,        April 17, 2006
-----------------------------------------------     Chief Executive Officer, Chief
Jim McCullough                                      Financial Officer and Chief
                                                    Accounting Officer

/s/ RICHARD C. MANN                                 Director                                 April 17, 2006
-----------------------------------------------
Richard C. Mann

                               EXHIBIT INDEX
                               -------------

Exhibit No.  Identification of Exhibit

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1         Certification  of Chief Executive  Officer  Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002