Form 10QSB
period 2006-03-31
MAC FILMWORKS INC
filed 2006-07-26
CIK 1131166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2006

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

                 The Registrant's common stock outstanding as of
                      July 26, 2006, was 10,804,658 shares


--------------------------------------------------------------------------------

    Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                               MAC FILMWORKS, INC.


                                      INDEX


                                                                                        PAGE NO.

PART I               Financial Information                                                  1

        Item 1.      Financial Statements.                                                  1

                     Balance Sheet dated March 31, 2006 (unaudited)                         1

                     Statements of Operations Three Months Ended  March 31, 2006            2
                     and 2005, and the Period from
                     November 22, 1994 (Inception) to March 31, 2006 (unaudited)

                     Statements of Cash Flows Three Months Ended March 31,                  3
                     2006 and 2005, and the Period from November 22, 1994
                     (Inception) to June 30, 2005 (unaudited)

                     Notes to Financial Statements (unaudited)                              4

        Item 2.      Management's Discussion and Analysis                                   4

        Item 3.      Controls and Procedures                                                7

PART II              Other Information                                                      7

        Item 1.      Legal Proceedings                                                      7

        Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds            7

        Item 3.      Defaults Upon Senior Securities                                        8

        Item 4.      Submission of Matters to a Vote of Security Holders                    8

        Item 5.      Other Information.                                                     8

        Item 6.      Exhibits and Reports on Form 8-K                                       8

                     Signatures                                                             9

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEETS


                                                                    March 31,       December 31,
                                                                      2006              2005
                                                                   (unaudited)
                                                                    -----------      -----------
                                     Assets
Current Assets
    Cash                                                            $   293,074      $   349,946
    Current portion of notes receivable (net of unamortized
     discount of $2,819 and $7,166, respectively)                       247,109          242,834
                                                                    -----------      -----------
       Total Current Assets                                             540,183          592,780

Film library (net of accumulated amortization of
     $1,297 and $92, respectively)                                       20,870           22,075
Equipment and software (net of accumulated depreciation
     of $6,530)                                                           1,329                -
Other Assets:
    Notes receivable (net of unamortized discount of $19,551
     and $23,537 respectively)                                          230,449          226,463
                                                                    -----------      -----------
          Total Assets                                              $   792,831      $   841,318
                                                                    ===========      ===========

                      Liabilities and Stockholders' Equity

Current Liabilities
    Accounts payable                                                $       780            4,784
    Due to related parties                                              266,426          267,430
    Accrued officer salary                                              321,867          322,439
    Income taxes payable                                                 22,961           22,961
    Deferred revenue                                                     20,750           20,750
                                                                    -----------      -----------
          Total Current Liabilities                                     632,784          638,364

Contingences                                                                  -                -

Stockholders' Equity
    Preferred stock, $.0001 par, 10,000,000 shares
       authorized, no shares issued or outstanding                            -                -
    Common stock, $.0001 par, 50,000,000 shares
       authorized, 10,804,658 shares issued
       and outstanding respectively                                       1,080            1,080
    Paid-in capital                                                   1,413,511        1,411,711
    Deficit accumulated during the development stage                 (1,254,544)      (1,209,837)
                                                                    -----------       ----------
       Total Stockholders' Equity                                       160,047          202,954
                                                                    -----------       ----------
          Total Liabilities and Stockholders' Equity                $   792,831       $  841,318
                                                                    ===========       ==========

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2006 and 2005,
                and Period from November 22, 1994 (Inception) to
                                 March 31, 2006
                                   (Unaudited)


                                                                  Inception to
                                                                    March 31,
                                           2006         2005          2006
                                        ----------   ----------   ------------

Revenues                                $        -   $        -   $     25,505

Operating Expenses
  General and administrative                49,963       21,278      2,262,914
  Imputed film storage rental costs          1,800        1,800         59,400
  Amortization expense                       1,205            -          1,205
  Depreciation expense                           -            -         14,121
  Impairment expense                             -            -        698,801
  Debt forgiveness                               -            -        (27,500)
                                        ----------   ----------   ------------
Total operating expenses                    52,968       23,708      3,008,941
                                        ----------   ----------   ------------
Loss from Operations                       (52,968)     (23,708)    (2,983,436)

Other Income/(Expenses):
  Amortization of discount                   8,261            -         26,985
  Interest expense                               -       13,301       (395,942)
  Gain on disposition of assets                  -            -      1,536,182
  Gain from debt extinguishment                  -            -        584,628
                                        ----------   ----------   ------------
Income/(Loss) before income taxes          (44,707)     (36,379)    (1,231,583)

   Income taxes                                  -            -         22,961
                                        ----------   ----------   ------------
Net Loss                                $  (44,707)  $  (36,379)  $ (1,254,544)
                                        ==========   ==========   ============


Basic and diluted net loss
     per common share                   $     (.00)  $     (.00)
                                        ==========   ==========

Weighted average shares outstanding     10,804,658   10,754,658
                                        ==========   ==========

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
         Three Months Ended March 31, 2006 and 2005 and the Period from
                          November 22, 1994 (Inception)
                                to March 31, 2006
                                   (Unaudited)

                                                                             Inception to
                                                                               March 31,
                                                    2006          2005           2006
                                                -----------    -----------   ------------
Cash Flows From Operating Activities
  Net income/(loss)                             $   (44,707)   $   (36,379)   $(1,254,544)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Amortization of notes receivable discount          (8,261)             -        (26,984)
  Amortization of loan extension fees                     -            625          2,499
  Shares issued for services                              -              -        605,089
  Imputed film storage rental costs                   1,800          1,800         59,400
  Forgiveness of debt                                     -              -        (27,500)
  Gain from debt extinguishment                           -              -       (584,628)
  Amortization expense                                1,205              -          1,297
  Depreciation expense                                    -              -         14,029
  Gain on sale of assets                                  -              -     (1,536,182)
  Impairment expense                                      -              -        698,801
   Changes in:
     Accounts payable                                (4,004)             -         76,481
     Accrued officer salary                            (572)        21,000        321,867
     Accrued interest                                     -         12,676        384,057
     Accrued income taxes                                 -              -         22,961
     Deferred revenue                                     -              -         20,750
                                                -----------    -----------   ------------
Net Cash Used In Operating Activities               (54,539)          (278)    (1,222,607)
                                                -----------    -----------   ------------
Cash Flows From Investing Activities
  Purchase of motion picture film libraries               -              -        (92,875)
  Purchase of motion picture film library
    purchase rights                                       -              -        (16,000)
  Purchase of fixed assets                           (1,329)             -         (1,329)
  Proceeds from sale of assets                            -              -      1,100,000
                                                -----------    -----------   ------------
Net Cash Provided by/(used in)
    Investing Activities                             (1,329)             -        989,796
                                                -----------    -----------   ------------
Cash Flows From Financing Activities
  Proceeds from loans from stockholders                 132            412        361,709
  Payments on loans from stockholders                (1,136)             -        (25,283)
  Payments on library purchase loans                      -              -       (288,000)
  Loan extension fees                                     -              -         (2,500)
  Proceeds from bank loans                                -              -       104,257
  Payments on bank loans                                  -              -       (104,258)
  Proceeds from sales of common stock                     -              -        471,020
  Contributions to capital                                -              -          8,940
                                                -----------    -----------   ------------
Net Cash Provided By/(Used In) Financing
  Activities                                         (1,004)           412        525,885
                                                -----------    -----------   ------------
Net change in cash                                  (56,872)           134        293,074

Cash at beginning of period                         349,946            159              -
                                                -----------    -----------   ------------
Cash at end of period                           $   293,074    $       293    $   293,074
                                                ===========    ===========   ============

Supplemental Cash Flow Disclosures: See Note 2.

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Mac Filmworks, Inc. ("Mac Film") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Mac Film's latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2005, as reported in the 10-KSB, have been omitted.

NOTE 2 - SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table sets forth supplemental cash flow disclosures for the three months ended March 31, 2006 and 2005.

                                                      2006          2005
                                                  -----------    -----------

    Interest paid                                 $         -    $         -
    Income taxes paid                                       -              -



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

         In May 2006, the Company entered into an agreement with Amity Entertainment where the Company agreed to extend $75,000 of principal payment underlying the $250,000 note maturing in May 2006 to January 2007, in exchange for Amity Entertainment releasing the Company from its obligations to deliver certain films and copyrights.

PLAN OF OPERATION

         Since inception, we have generated little revenues. Our sole revenue has been derived from an option sold in June 2002 to distribute one of our films. We have no revenues from the distribution or sale of our properties because as of the first quarter of 2006, we did not have the capital necessary to prepare our films for distribution/sale and market them. Our operations were cut to a minimum during 2005 due to our lack of funds. We had to postpone marketing, sales and distribution efforts because we had limited cash reserves. Our operating expenses have risen and fallen based on our available cash. Our future level of operations will be dependent on future cash availability.

         As of March 31, 2006, we had total current assets of $540,183 and total current liabilities of $632,784. Our current assets include $293,074 in cash and $247,109 in notes receivable. Our current liabilities include liabilities due to related parties in the amount of $266,426 and accrued officer salary of $321,867. The amount of liabilities due to related parties is payable on demand and does not accrue interest. In the event the related parties demand payment in the future, we may be unable to pay. If we do have sufficient cash to pay the related parties, then the cash remaining may not be enough to sustain operations and we will be forced to seek external sources of financing or sell assets to fund operations. There is presently no firm commitment for such sources of financing, and we provide no assurance that we will be able to obtain such financing. If we sell our assets to pay liabilities, we may not have enough films to market, sell and distribute and thus, may not be able to generate revenue. Failure to receive financing will result in the curtailment of operations or the ceasing of operations.

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

         In May 2006, the Company entered into an agreement with Amity Entertainment where the Company agreed to extend $75,000 of principal payment underlying the $250,000 note maturing in May 2006 to January 2007, in exchange for Amity Entertainment releasing the Company from its obligations to deliver certain films and copyrights. $175,000 underlying the note will mature in May 2006, and the money will be used to fund working capital requirements. We believe this amount will be adequate to fund operations for the balance of fiscal 2006. There is no assurance, however, that Amity will honor its $75,000 debt obligation to us or that it will not offset some or all of the principal balance for any potential claims it may assert against us related to the sale of our films to Amity in May 2005. In May 2007, a secured note with the principal balance of $250,000 is due to the Company from Amity Entertainment. There is no assurance, however, that Amity will honor its debt obligation to us or that it will not offset some or all of the principal balance for any potential claims it may assert against us related to the sale of our films to Amity in May 2005

         The Company intends on funding future operations through external sources of financing and/or selling of certain assets. As of the date hereof, we have no arrangements for debt financing nor do we anticipate entering into such arrangements in the near future. The Company currently does not have credit facilities available with financial institutions or other third parties. The Company does not expect to generate cash flows from operations for the balance of 2006. The Company will rely upon financing from external sources to fund its operations for the foreseeable future and it will likely need to raise additional capital to fund working capital requirements in the end of the third quarter of 2006 if we do not obtain other external sources of financing, generate internal sources of revenue, or receive the principal amount of the note in May 2006. If we are unable to raise sufficient capital from external sources to fund our operations in the end of the third quarter of 2006, the Company may need to sell assets to meet working capital needs or curtail operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

         As  of  March  31,  2006,   the  Company  had  no   off-balance   sheet
arrangements.


ITEM 3. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2006. Based on such evaluation, he has concluded that the Company's disclosure controls and procedures are effective.

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

----------------------

(1) Filed previously on the Company's registration on Form SB-2, as amended, file no. 333-129022.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                      MAC FILMWORKS, INC.

                                      By: /s/ JIM MCCULLOUGH, SR.
                                         -------------------------------
                                      Jim McCullough, Chief Executive Officer
                                      and Chief Financial Officer

                                      Date: July 26, 2006


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                  Title                          Date
         ---------                  -----                          ----


/s/ JIM MCCULLOUGH         Chairman of the Board, President,       July 26, 2006
----------------------     Chief Executive Officer, Chief
Jim McCullough             Financial Officer and Chief
                           Accounting Officer

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

--------------------------

(1) Filed previously on the Company's registration on Form SB-2, as amended, file no. 333-129022.