Form 10QSB
period 2006-06-30
MAC FILMWORKS INC
filed 2006-10-20
CIK 1131166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-70526


                               Mac Filmworks, Inc.
                               -------------------
        (Exact name of small business issuer as specified in its charter)


                  Delaware                                 74-2820999
--------------------------------------------------------------------------------
      (State or other jurisdiction of                    (IRS Employer
       incorporation or organization)                  Identification No.)


9464 Mansfield Road, Suite A-1, Shreveport, Louisiana         71118
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

      The Registrant's common stock outstanding as of October 10, 2006, was 10,804,658 shares

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |X| No |_|

      Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                               Mac Filmworks, Inc.

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I             Financial Information                                   1

         Item 1.   Financial Statements.                                   1

                   Balance Sheets dated June 30, 2006 (unaudited)
                   and December 31, 2005                                   1


                   Statements of Operations Three and Six Months
                   Ended  June 30, 2006 and 2005, and the Period
                   from November 22, 1994 (Inception) to June 30,
                   2006 (unaudited)                                        2

                   Statements of Cash Flows Six Months Ended
                   June 30, 2006 and 2005, and the Period from
                   November 22, 1994 (Inception) to June 30, 2006
                   (unaudited)                                             3

                   Notes to Financial Statements (unaudited)               4

         Item 2.   Management's Discussion and Analysis                    4

         Item 3.   Controls and Procedures                                 6

Part II            Other Information                                       7

         Item 1.   Legal Proceedings                                       7

         Item 2.   Unregistered Sales of Equity Securities and Use
                   of Proceeds                                             7

         Item 3.   Defaults Upon Senior Securities                         7

         Item 4.   Submission of Matters to a Vote of Security Holders     7

         Item 5.   Other Information.                                      7

         Item 6.   Exhibits and Reports on Form 8-K                        7

                   Signatures                                              8

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                 June 30,        December 31,
                                                                   2006              2005
                                                              --------------    --------------
                                     Assets

Current Assets
    Cash                                                      $      402,210    $      349,946
    Current portion of notes receivable (net of unamortized
      discount of $15,494 and $7,166, respectively)                  309,506           242,834
                                                              --------------    --------------
       Total Current Assets                                          711,716           592,780

Film library (net of accumulated amortization of
  $3,325 and $92, respectively)                                       18,842            22,075
Equipment and software (net of accumulated depreciation
  of $6,733)                                                           1,126                --
Other Assets:
    Notes receivable (net of unamortized discount of $0
      and $23,537 respectively)                                           --           226,463
                                                              --------------    --------------
          Total Assets                                        $      731,684    $      841,318
                                                              ==============    ==============

                      Liabilities and Stockholders' Equity

Current Liabilities
    Accounts payable                                          $        1,308    $        4,784
    Due to related parties                                           268,175           267,430
    Accrued officer salary                                           337,317           322,439
    Income taxes payable                                              22,961            22,961
    Deferred revenue                                                  20,750            20,750
                                                              --------------    --------------
          Total Current Liabilities                                  650,511           638,364

Contingences                                                              --                --

Stockholders' Equity
    Preferred stock, $.0001 par, 10,000,000 shares
      authorized, no shares issued or outstanding                         --                --
    Common stock, $.0001 par, 50,000,000 shares
      authorized, 10,804,658 shares issued
      and outstanding respectively                                     1,080             1,080
    Paid-in capital                                                1,415,311         1,411,711
    Deficit accumulated during the development stage              (1,335,218)       (1,209,837)
                                                              --------------    --------------
       Total Stockholders' Equity                                     81,173           202,954
                                                              --------------    --------------
          Total Liabilities and Stockholders' Equity          $      731,684    $      841,318
                                                              ==============    ==============

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
           For the Three and Six Months Ended June 30, 2006 and 2005,
       and the Period from November 22, 1994 (Inception) to June 30, 2006
                                   (Unaudited)

                                            Three Months                         Six Months                Inception to
                                  --------------------------------    --------------------------------       June 30,
                                       2006              2005              2006              2005              2006
                                  --------------    --------------    --------------    --------------    --------------
Revenues                          $           --    $           --    $           --    $           --    $       25,505

Operating Expenses
  General and administrative              83,591            93,018           133,554           114,296         2,346,505
  Imputed film storage rental
    costs                                  1,800             1,800             3,600             3,600            61,200
  Amortization expense                     2,027                --             3,232                --             3,232
  Depreciation expense                       203                --               203                --            14,324
  Impairment expense                          --                --                --                --           698,801
Debt forgiveness                              --                --                --                --           (27,500)
                                  --------------    --------------    --------------    --------------    --------------
Total operating expenses                  87,621            94,818           140,589           117,896         3,096,562
                                  --------------    --------------    --------------    --------------    --------------
Loss from Operations                     (87,621)          (94,818)         (140,589)         (117,896)       (3,071,057)

Other Income/(Expenses):
  Amortization of discount                 6,947             2,628            15,208             2,628            33,932
  Interest expense                            --              (626)               --           (13,927)         (395,942)
  Gain on disposition of assets               --         1,518,090                --         1,518,090         1,536,182
  Gain from debt extinguishment               --           584,628                --           584,628           584,628
                                  --------------    --------------    --------------    --------------    --------------
Income/(Loss) before income
  taxes                                  (80,674)        2,009,902          (125,381)        1,973,523        (1,312,257)

   Income taxes                               --                --                --                --            22,961
                                  --------------    --------------    --------------    --------------    --------------
Net Income/(Loss)                 $      (80,674)   $    2,009,902    $     (125,381)   $    1,973,523    $   (1,335,218)
                                  ==============    ==============    ==============    ==============    ==============


Basic and diluted net income/
  (loss)per common share          $         (.01)   $          .19    $         (.01)   $          .18
                                  ==============    ==============    ==============    ==============

Weighted average shares
  outstanding                         10,804,658        10,754,658        10,804,658        10,746,325
                                  ==============    ==============    ==============    ==============

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2006 and 2005,
       and the Period from November 22, 1994 (Inception) to June 30, 2006
                                   (Unaudited)

                                                                                                Inception to
                                                                                                  June 30,
                                                                2006              2005              2006
                                                           --------------    --------------    --------------
Cash Flows From Operating Activities
  Net income/(loss)                                        $     (125,381)   $    1,973,523    $   (1,335,218)
  Adjustments to reconcile net income/(loss) to
    net cash provided by/(used in) operating activities:
  Amortization of notes receivable discount                       (15,208)           (2,628)          (33,931)
  Amortization of loan extension fees                                  --             1,250             2,499
  Shares issued for services                                           --                --           605,089
  Imputed film storage rental costs                                 3,600             3,600            61,200
  Forgiveness of debt                                                  --                --           (27,500)
  Gain from debt extinguishment                                        --          (584,628)         (584,628)
  Amortization expense                                              3,232                --             3,324
  Depreciation expense                                                203                --            14,232
  Gain on sale of assets                                               --        (1,518,090)       (1,536,182)
  Impairment expense                                                   --                --           698,801
    Changes in:
      Accounts payable                                             (3,476)           (5,423)           77,009
      Accrued officer salary                                       14,878          (198,077)          337,317
      Accrued interest                                                 --            12,676           384,057
      Accrued income taxes                                             --                --            22,961
      Deferred revenue                                                 --            20,000            20,750
                                                           --------------    --------------    --------------
Net Cash Provided By/(Used In)
Operating activities                                             (122,152)         (297,797)       (1,290,220)
                                                           --------------    --------------    --------------
Cash Flows From Investing Activities
  Purchase of motion picture film libraries                            --           (32,484)          (92,875)
  Purchase of motion picture film library
    purchase rights                                                    --                --           (16,000)
  Purchase of fixed assets                                         (1,329)               --            (1,329)
  Proceeds from sale of assets                                         --         1,100,000         1,100,000
                                                           --------------    --------------    --------------
Net Cash Provided By/(Used In) Investing
Activities                                                         (1,329)        1,067,516           989,796
                                                           --------------    --------------    --------------
Cash Flows From Financing Activities
  Proceeds from loans from stockholders                             1,881            (1,052)          363,458
  Proceeds from notes receivable                                  175,000                --           175,000
  Payments on loans from stockholders                              (1,136)               --           (25,283)
  Payments on library purchase loans                                   --          (288,000)         (288,000)
  Loan extension fees                                                  --                --            (2,500)
  Proceeds from bank loans                                             --                --           104,257
  Payments on bank loans                                               --            (4,603)         (104,258)
  Proceeds from sales of common stock                                  --                --           471,020
  Contributions to capital                                             --                --             8,940
                                                           --------------    --------------    --------------
Net Cash Provided By/(Used In) Financing
  Activities                                                      175,745          (293,655)          702,634
                                                           --------------    --------------    --------------
Net change in cash                                                 52,264           476,064           402,210

Cash at beginning of period                                       349,946               159                --
                                                           --------------    --------------    --------------
Cash at end of period                                      $      402,210    $      476,223    $      402,210
                                                           ==============    ==============    ==============

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

NOTE 2 - SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table sets forth supplemental cash flow disclosures for the six months ended June 30, 2006 and 2005.

                                                    2006          2005
                                                -----------    -----------

      Interest paid                             $        --    $        --
      Income taxes paid                                  --             --

NOTE 3 - NOTES RECEIVABLE

In May 2006, the Company entered into an agreement with Amity Entertainment where the Company agreed to extend $75,000 of principal payment underlying the $250,000 note maturing in May 2006 to January 2007, in exchange for Amity
Entertainment releasing the Company from its obligations to deliver certain films and copyrights. The Company received $175,000 underlying the note in May 2006.

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

      As of June 30, 2006, we had total current assets of $711,716 and total current liabilities of $650,511. Our current assets include $402,210 in cash and $309,506 in notes receivable. Our current liabilities include liabilities due to related parties in the amount of $268,175 and accrued officer salary of $337,317. The amount of liabilities due to related parties is payable on demand and does not accrue interest. In the event the related parties demand payment in the future, we may be unable to pay. If we do have sufficient cash to pay the related parties, then the cash remaining may not be enough to sustain operations and we will be forced to seek external sources of financing or sell assets to fund operations. There is presently no firm commitment for such sources of financing, and we provide no assurance that we will be able to obtain such financing. If we sell our assets to pay liabilities, we may not have enough films to market, sell and distribute and thus, may not be able to generate revenue. Failure to receive financing will result in the curtailment of operations or the ceasing of operations.

      In May 2006, the Company entered into an agreement with Amity Entertainment where the Company agreed to extend $75,000 of principal payment underlying the $250,000 note maturing in May 2006 to January 2007, in exchange for Amity Entertainment releasing the Company from its obligations to deliver certain films and copyrights. The Company received $175,000 underlying the note in May 2006, and the money is being used to fund working capital requirements. We believe this amount will be adequate to fund operations for the balance of fiscal 2006. In May 2007, a secured note with the principal balance of $250,000 is due to the Company from Amity Entertainment. There is no assurance, however, that Amity will honor its debt obligation to us or that it will not offset some or all of the principal balance for any potential claims it may assert against us related to the sale of our films to Amity in May 2005.

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

Off-Balance Sheet Arrangements

      As of June 30, 2006, the Company had no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on such evaluation, he has concluded that the Company's disclosure controls and procedures are effective.

b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.    Identification of Exhibit
-----------    -------------------------

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


------------
(1) Filed previously on the Company's registration on Form SB-2, as amended, file no. 333-129022.

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

                                   Date: October 20, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                               Date
---------                   -----                               ----


/s/ JIM MCCULLOUGH          Chairman of the Board, President,   October 20, 2006
------------------------    Chief Executive Officer, Chief
Jim McCullough              Financial Officer and Chief
                            Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.    Identification of Exhibit
-----------    -------------------------

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


------------
(1) Filed previously on the Company's registration on Form SB-2, as amended, file no. 333-129022.