Form 10QSB
period 2006-09-30
MAC FILMWORKS INC
filed 2006-12-15
CIK 1131166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2006

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

      The Registrant's common stock outstanding as of December 8, 2006, was 10,804,658 shares


--------------------------------------------------------------------------------

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |X| No |_|

      Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                               Mac Filmworks, Inc.



                                      INDEX

                                                                        Page No.
Part I                    Financial Information                               1

   Item 1.   Financial Statements.                                            1

             Balance Sheets dated September 30, 2006 (unaudited) and          1
             December 31, 2005

             Statements of Operations Three and Nine Months Ended             2
             September 30, 2006 and 2005, and the Period from November 22,
             1994
             (Inception) to September 30, 2006 (unaudited)

             Statements of Cash Flows Nine Months Ended September 30, 2006    3
             and 2005, and the Period from November 22, 1994
              (Inception) to September 30, 2006 (unaudited)

             Notes to Financial Statements (unaudited)                        4

   Item 2.   Management's Discussion and Analysis                             4

   Item 3.   Controls and Procedures                                          7

Part II      Other Information                                                7

   Item 1.   Legal Proceedings                                                7

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      7

   Item 3.   Defaults Upon Senior Securities                                  8

   Item 4.   Submission of Matters to a Vote of Security Holders              8

   Item 5.   Other Information.                                               8

   Item 6.   Exhibits and Reports on Form 8-K                                 8

             Signatures                                                       9

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                              September 30,   December 31,
                                                                  2006           2005
                                                              (unaudited)
                                                              ------------    ------------
                                     Assets

Current Assets
    Cash                                                      $    311,792    $    349,946
    Current portion of notes receivable (net of unamortized
     discount of $11,366 and $7,166, respectively)                 313,634         242,834
                                                              ------------    ------------
       Total Current Assets                                        625,426         592,780

Film library (net of accumulated amortization of
     $4,526 and $92, respectively)                                  17,642          22,075
Equipment and software (net of accumulated depreciation
     of $6,640)                                                      1,218              --
Other Assets:
    Notes receivable (net of unamortized discount of $0
     and $23,537 respectively)                                          --         226,463
                                                              ------------    ------------
          Total Assets                                        $    644,286    $    841,318
                                                              ============    ============

                      Liabilities and Stockholders' Equity

Current Liabilities
    Accounts payable                                          $      2,931    $      4,784
    Due to related parties                                         268,175         267,430
    Accrued officer salary                                         358,318         322,439
    Income taxes payable                                            22,961          22,961
    Deferred revenue                                                20,750          20,750
                                                              ------------    ------------
          Total Current Liabilities                                673,135         638,364

Contingences                                                            --              --

Stockholders' Equity
    Preferred stock, $.0001 par, 10,000,000 shares
       authorized, no shares issued or outstanding                      --              --
    Common stock, $.0001 par, 50,000,000 shares
       authorized, 10,804,658 shares issued
       and outstanding respectively                                  1,080           1,080
    Paid-in capital                                              1,417,111       1,411,711
    Deficit accumulated during the development stage            (1,447,040)     (1,209,837)
                                                              ------------    ------------
       Total Stockholders' Equity                                  (28,849)        202,954
                                                              ------------    ------------
          Total Liabilities and Stockholders' Equity          $    644,286    $    841,318
                                                              ============    ============

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
        For the Three and Nine Months Ended September 30, 2006 and 2005,
                      and the Period from November 22, 1994
                        (Inception) to September 30, 2006
                                   (Unaudited)


                                                                                     Inception to
                                        Three Months              Nine Months        September 30,
                                     2006         2005        2006         2005          2006
                                  ----------   ----------   ---------   ----------   ------------

Revenues                              $         --    $         --    $         --    $         --    $     25,505

Operating Expenses
  General and administrative               114,307          62,069         247,861         176,365       2,460,711
  Imputed film storage rental costs          1,800           1,800           5,400           5,400          63,000
  Amortization expense                       1,109              --           4,341              --           4,340
  Depreciation expense                          --              14             203              14          14,324
  Impairment expense                            --              --              --              --         698,801
Debtforgiveness                                 --              --              --              --         (27,500)
                                      ------------    ------------    ------------    ------------    ------------
Total operating expenses                   117,216          63,883         257,805         181,779       3,213,676
                                      ------------    ------------    ------------    ------------    ------------
Loss from Operations                      (117,116)        (63,883)       (257,805)       (181,779)     (3,188,171)

Other Income/(Expenses):
  Amortization of discount                   5,394           7,977          20,602          10,606          39,224
  Interest expense                              --            (491)             --         (14,417)       (395,942)
  Gain on disposition of assets                 --          12,167              --       1,530,257       1,536,182
  Gain from debt extinguishment                 --              --              --         584,628         584,628
                                      ------------    ------------    ------------    ------------    ------------
Income/(Loss) before income taxes         (111,822)        (44,230)       (237,203)      1,929,295      (1,424,079)

   Income taxes                                 --              --              --              --          22,961
                                      ------------    ------------    ------------    ------------    ------------
Net Income/(Loss)                     $   (111,822)   $    (44,230)   $   (237,203)   $  1,929,295    $ (1,447,040)
                                      ============    ============    ============    ============    ============


Basic and diluted net income/
  (loss)per common share             $       (.01)   $        .00    $       (.02)   $        .18
                                      ============    ============    ============    ============

Weighted average shares                 10,804,658      10,754,658      10,804,658      10,744,548
  outstanding                         ============    ============    ============    ============

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 2006 and
           2005, and the Period from November 22, 1994 (Inception) to
                               September 30, 2006
                                   (Unaudited)

                                                                                         Inception to
                                                                                         September 30,
                                                              2006          2005            2006
                                                           -----------    -----------    ------------

Cash Flows From Operating Activities
  Net income/(loss)                                        $  (237,203)   $ 1,929,295    $ (1,447,040)
  Adjustments to reconcile net income/(loss) to
    net cash provided by/(used in) operating activities:
  Amortization of notes receivable discount                    (19,336)       (10,606)        (38,059)
  Amortization of loan extension fees                               --          1,741           2,499
  Shares issued for services                                        --             --         605,089
  Imputed film storage rental costs                              5,400          5,400          63,000
  Forgiveness of debt                                               --             --         (27,500)
  Gain from debt extinguishment                                     --       (584,628)       (584,628)
  Amortization expense                                           4,341             --           4,433
  Depreciation expense                                             203             14          14,232
  Gain on sale of assets                                            --     (1,530,257)     (1,536,182)
  Impairment expense                                                --             --         698,801
   Changes in:
     Accounts payable                                           (1,853)        (1,450)         78,632
     Accrued officer salary                                     35,878       (196,989)        358,317
     Accrued interest                                               --         12,676         384,057
     Accrued income taxes                                           --             --          22,961
     Deferred revenue                                               --         20,000          20,750
                                                           -----------    -----------    ------------
Net Cash Used In
Operating Activities                                          (212,570)      (354,804)     (1,380,638)
                                                           -----------    -----------    ------------
Cash Flows From Investing Activities
  Purchase of motion picture film libraries                         --        (32,484)        (92,875)
  Purchase of motion picture film library
    purchase rights                                                 --             --         (16,000)
  Proceeds from notes receivable                               175,000             --         175,000
  Purchase of fixed assets                                      (1,329)        (1,014)         (1,329)
  Proceeds from sale of assets                                      --      1,100,000       1,100,000
                                                           -----------    -----------    ------------
Net Cash Provided By/(Used In) Investing
Activities                                                     173,671      1,066,502       1,164,796
                                                           -----------    -----------    ------------
Cash Flows From Financing Activities
  Proceeds from loans from stockholders                          1,881             --         363,458
  Payments on loans from stockholders                           (1,136)        (1,215)        (25,283)
  Payments on library purchase loans                                --       (288,000)       (288,000)
  Loan extension fees                                               --             --          (2,500)
  Proceeds from bank loans                                          --             --         104,257
  Payments on bank loans                                            --         (4,691)       (104,258)
  Proceeds from sales of common stock                               --             --         471,020
  Contributions to capital                                          --             --           8,940
                                                           -----------    -----------    ------------
Net Cash Provided By/(Used In) Financing
  Activities                                                       745       (293,906)        527,634
                                                           -----------    -----------    ------------
Net change in cash                                             (38,154)       417,792         311,792

Cash at beginning of period                                    349,946            159              --
                                                           -----------    -----------    ------------
Cash at end of period                                      $   311,792    $   417,951    $    311,792
                                                           ===========    ===========    ============


Supplemental Cash Flow Disclosures: See Note 2

                               MAC FILMWORKS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Mac Filmworks, Inc.("Mac Film") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Mac Film's latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2005, as reported in the 10-KSB, have been omitted.

NOTE 2 - SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table sets forth supplemental cash flow disclosures for the nine months ended September 30, 2006 and 2005.

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

      As of September 30, 2006, we had total current assets of $625,426 and total current liabilities of $673,135. Our current assets include $311,792 in cash and $313,634 in notes receivable. Our current liabilities include liabilities due to related parties in the amount of $268,175 and accrued officer salary of $358,318. The amount of liabilities due to related parties is payable on demand and does not accrue interest. In the event the related parties demand payment in the future, we may be unable to pay. If we do have sufficient cash to pay the related parties, then the cash remaining may not be enough to sustain operations and we will be forced to seek external sources of financing or sell assets to fund operations. There is presently no firm commitment for such sources of financing, and we provide no assurance that we will be able to obtain such financing. If we sell our assets to pay liabilities, we may not have enough films to market, sell and distribute and thus, may not be able to generate revenue. Failure to receive financing will result in the curtailment of operations or the ceasing of operations.

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

Off-Balance Sheet Arrangements

      As  of  September  30,  2006,  the  Company  had  no   off-balance   sheet
arrangements.

ITEM 3.  CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on such evaluation, he has concluded that the Company's disclosure controls and procedures are effective.

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

                                        Date: December 14, 2006


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                  Title                           Date


/s/ JIM MCCULLOUGH        Chairman of the Board, President,   December 14, 2006
--------------------      Chief Executive Officer, Chief
Jim McCullough            Financial Officer and Chief
                          Accounting Officer

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