Form 10KSB
period 2006-12-31
MAC FILMWORKS INC
filed 2007-04-17
CIK 1131166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-70526

Mac Filmworks, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2820999 (IRS Employer Identification No.)

800 Spring Street, Suite 104, Shreveport, Louisiana	71101

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (318) 687-8785

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer's revenues for the fiscal year ended December 31, 2006: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of March 31, 2007, was zero based on the shares of common stock not being publicly traded.

The Registrant's common stock outstanding as of December 31, 2006, was 10,804,658 shares.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Mac Filmworks, Inc.

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

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

Overview

We are an entertainment company that is engaged in the development of our existing and to-be-acquired nostalgic content entertainment library of:

•	Full length motion pictures or feature films;
•	Television series; and
•	Made-for television movies.

We market, sell and distribute our library in domestic markets through traditional distribution channels, which include wholesale distributors of home videocassettes and DVDs. We intend to expand our distribution channels to include major network and independent television stations, satellite networks, pay-per-view and cable system operators. If we are able to generate significant revenues or raise additional capital in the future, we intend to market and distribute our library directly to sellers through the Internet.

We currently own approximately 1036 films, of which 28 are copyrighted and 1008 are public domain titles. The film libraries, number of films purchased, and the net purchase price for the libraries acquired are as follows:

Film Library	Number of Films	Net Purchase Price
Delta Equities	132	$33,000 cash & 5,280 shares of common stock
Durbin Entertainment	100	$13,000 cash
McCullough Productions	1*	70,000 shares of common stock
RAMM	200	$83,000 cash & 52,000 shares of common stock
Berliner Holdings	276	$12,167 cash & 100,000 shares of common stock
Saturn Productions I	300	$105,000 cash & 29,000 shares of common stock

Saturn Productions II	27*	100,000 shares of common stock
Tota Films/Purchase Price	1036	$246,167 cash & 356,280 shares of common stock
 ___________________________
* These films are copyrighted.

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

Our entertainment library

We own films and videotapes suitable to be transferred to a master, to all of our properties. Approximately 130 properties are stored at our facilities in Shreveport, Louisiana. Approximately 192 properties are being stored by Sure Save Self Storage in Palm Desert, California for a monthly storage fee of $107. The remainder of our film and television properties is currently being held by their previous owners until we specify a delivery date and location.

We have included in our description of our film properties below a sample of the titles we own. Our library contains titles from numerous genres including:

•  Film noir;
•  Classics;
•  Cult movies;
•  Martial arts;
•  Comedies; and
•  Television programs.

Some of the most popular film properties which we own include:

•  Abraham Lincoln (1930) (public domain or "PD");
•  At War with the Army (1950 PD) (Dean Martin, Jerry Lewis);
•  How Awful about Allan (1970 copyright) (Anthony Perkins, Julie Harris);
•  Paco (1975 copyright) (Jose Ferrer);
•  Planet of the Dinosaurs (1980 PD); and
•  Vengeance Valley (1951 PD) (Burt Lancaster).

Some of the films in the Durbin Entertainment library, all of which are public domain, include:

•	Classics such as His Girl Friday with Cary Grant and Rosalind Russel, Alfred Hitchcock's The 39 Steps, The Man Who Knew Too Much (1934), and seventeen other feature films by Alfred Hitchcock.

•	Cult movies such as The Night of the Living Dead, The Little Shop of Horrors with Jack Nicholson (1960), and Tunnelvision.

•	Exploitation movies like TNT Jackson, CC and Company with Joe Namath and Ann Margaret, and Dance Hall Racket with Lenny Bruce.

•	Westerns feature films starring the following actors: John Wayne (12 films), Roy Rogers (55 films), Hopalong Cassidy (23 films), Zane Gray (13 films), among others.

Some of the most popular television properties in the Durbin Entertainment library, in which we may select an additional 70 titles, all of which are public domain titles, and the number of episodes available in each series, include the following:

•	The Adventures of Robin Hood (80)
•	The Adventures of Ozzie & Harriet (90)
•	The Andy Griffith Show (13)
•	Beverly Hillbillies (55)
•	Bonanza (31)
•	George Burns & Gracie Allen (12)
•	The Cisco Kid (35)
•	The Danny Thomas Show (13)
•	The Dick Van Dyke Show (6)
•	Dragnet (28)
•	The Jack Benny Show (20)
•	The Lone Ranger (17)
•	The Milton Berle Show (10)
•	You Bet Your Life (12)

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

Television Distribution

The U.S. television market is served by network affiliated stations, independent stations and cable systems, although the number of independent stations has decreased as many formerly independent stations have become affiliated with new networks in recent years. During prime time hours, network affiliates primarily broadcast programming produced for the network. In non-prime time, network affiliates telecast:

•  Network programming;
•  Off-network programming;
•  First-run programming--programming produced for distribution on a syndicated basis; and
•  Programming produced by the local stations themselves.

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

Distribution and marketing of our films

We currently own 1036 films, 28 of which are copyrighted films and 1008 of which are public domain films and television programs. We intend to market and distribute these properties through home video, broadcast direct response television, and barter syndication to over-the-air, cable and independent television stations. We operate similar to conventional distributors, however, we own the properties in our library (including public domain film masters) as opposed to many distributors who only have the right to sell the property with a percentage of the revenue going to the owner.

We currently utilize our library for the home video distribution business with a focus on the direct and retail sell-through markets. Products we market for consumer purchase primarily consist of select titles from our library on videocassettes and DVDs. Typical suggested retail prices for videocassettes marketed as sell-through range from $5.99 to $19.95 per program. Suggested retail prices on DVDs range from $6.99 to $29.98 per program.

Licensing of our films

We market and license our library in domestic markets through wholesale distributors of home videocassettes and DVDs. We intend to expand our market to include major network and independent television stations, satellite networks, pay-per-view and cable system operators. We intend to outsource all international distribution and marketing of our library.

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

Selling of our Films

We believe the market for DVDs has expanded rapidly over the past few years and provides a business opportunity. We have a library consisting of public domain and copyrighted films. We have copied a few select movie titles from our martial arts film library onto DVDs and marketed the films at certain conventions. We discovered the market is interested in our martial arts film library, so we intend to seek financing to create more DVD masters and mass produce copies of the DVDs for sale. We also plan to copy public domain films, along with our copyrighted films, onto DVDs to sell to the public. We believe including several public domain films along with a copyrighted film onto DVDs will help make the DVDs more marketable. In addition to the films we have on-hand in our film library, we intend to obtain masters to the 46 films to which we own copyrights, and copy those films onto DVDs for sale. All of the films we copy to DVD format are in English or Spanish dialogue or subtitles. Our target market for the sales of our DVDs is the U.S. and international markets. We began marketing our DVDs in January 2007, but due to the high cost of creating DVD masters, we will only market a few of our titles until additional funding becomes available. However, there is no guaranty, and we provide no assurance, that we will be able to sell any of our films at a profit.

Marketing Strategy

Home video market

We are distributing DVDs and videocassettes of feature films to the domestic home video rental market primarily by selling them to wholesale distributors, who then sell the videocassettes and DVDs to rental outlets, such as video rental chains, individual video rental stores, and supermarkets. We have begun the process of transferring films from our video masters to DVDs or videocassettes, and we have contacted companies with whom we intend to outsource such reproduction. We have contracted with wholesale distributors or other companies, including Ingram and Baker Taylor, which will sell and distribute our products.

We believe that the packaging and art work for the video boxes, posters, advertisements and other selling materials relating to the films we distribute to the United States home video rental and sell-through markets are key factors in determining the amount of sales. We plan to be involved with the design of the promotional campaign for all properties we release. Most of the art works for packaging, advertisements, trade show displays and posters are created in-house by an artist employed by the Company. We intend to outsource the printing, production and distribution of all promotional materials to outside companies. Although we have contacts with such companies, we have not yet made arrangements for such companies to help produce our promotional materials. We are in the final stages of completing our website.

We market films and television programs directly to consumers by the following means:

•	Selling to distributors and rack-jobbers who then sell the products to large retail outlets, convenience stores, or mass merchants such as Wal-Mart, Best Buy, and Video I.

•	Direct response advertisements appearing as trailers on our home videocassettes and at the end of broadcasts of some of our programs; and

•
Sales to specialty retail outlets such as governmental agencies, gift stores, libraries, museums, Radio Shack, The Sharper Image, General Nutrition Centers, and Home Depot. We recently signed a contact with NetFlix.

In addition, we intend to market our properties directly to consumers through their inclusion in catalogs produced by Mac Filmworks and others. We have not created a catalog of our films, nor have we contacted other companies for the inclusion of our films in their catalogs. We intend to use a portion of the proceeds from the Offering to fund various marketing expenses, including but not limited to the transfer of films to DVD and videocassette and the design and production of marketing and promotional materials and catalogs.

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

We have not begun to develop, market or distribute any of our products to broadcast or cable television markets, nor have we contacted any networks or exhibitors or licensed any of our products.

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

Employees

We currently have eight employees, four of which are part-time and four of which are full-time. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

The following table sets forth certain information regarding the Company's current directors and executive officers.

Name	Age	Position
Jim McCullough, Sr.	78	Chairman, President, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer
Richard Mann	53	Director

Facilities

We sublease the facilities located at 800 Spring Street, Suite 104, Shreveport, Louisiana 71101, which consists of approximately 1,726 square feet, from Jim McCullough Productions, a sole proprietorship. We believe our lease rates to be competitive in the market.

We are temporarily renting storage space from "Amazing Space." We entered into a rental agreement in June 2005. The lease is cancelable at any time upon 30 days notice. Our monthly rental fee is $180.

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

Organizational History and Background

We are a development stage company with a limited operating history organized as a Delaware corporation in September 1997. In October 1997, we entered a reorganization agreement with Mac Filmworks, Inc. ("Company"), a Texas corporation, which was formed in November 1994 to acquire, license and distribute classic films, television serials, children's programming and other film products. Through the reorganization we acquired all of the issued and outstanding common stock of Mac Filmworks-Texas in exchange for 4,747,680 shares of our common stock, or 77% of the outstanding shares..

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

ITEM 2.      DESCRIPTION OF PROPERTY

Our principal executive office is located at 800 Spring Street, Suite 104, Shreveport, Louisiana 71101, which consists of approximately 1,726 square feet. We lease these facilities from Jim McCullough Productions, a sole proprietorship. We believe our lease rates to be competitive in the market. At the present time, we consider this space to be adequate to meet our needs. Our telephone number is (318) 687-8785.

ITEM 3.      LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the period covered in this report.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

 Our common stock trades on the OTC Bulletin Board under the symbol “MFWO.” The market for our common stock on the OTC Bulletin Board is limited, sporadic and highly volatile. The following table sets forth the approximately high and low closing sales prices per share as reported on the OTC Bulletin Board for our common stock for the last two fiscal years. Our common stock commenced trading on the OTC Bulletin Board on January 24, 2004. The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and may not represent actual transactions.

	High	Low
Year 2006	--	--
Quarter ended December 31	--	--
Quarter ended September 30	--	--
Quarter ended June 30	--	--
Quarter ended March 31	--	--
Year 2005	--	--
Quarter ended December 31	--	--
Quarter ended September 30	--	--
Quarter ended June 30	--	--
Quarter ended March 31	--	--

Equity Compensation Plan Information

We have adopted a compensation plan to date, but we have not issued any options to date.

Holders of Record

As of February 20, 2007, we had 184 shareholders of record.

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

Repurchases

We made no repurchases of our common stock during fiscal 2006.

Recent Sales of Unregistered Securities

There were no issuances of common stock by the issuer during fiscal 2006.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Overview

We are an entertainment company and our business strategy is to acquire, license, distribute and/or sell classic movies, TV serials and other film products. Since our inception, we have operated as a development stage company.

Critical Accounting Policies

The Financial Statements and Notes to Financial Statements contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company's financial statements (See Note 1 in the Notes to Financial Statements).

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

Revenue Recognition

We recognize revenue in accordance with Statement of Accounting Position 00-2 "Accounting by Producers or Distributors of Films." Revenue is recognized from a sale or licensing arrangement of a film when persuasive evidence of a sale or licensing arrangement with a customer exists; the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; the license period of the arrangement has begun and the customer begins its exploitation, exhibition or sale; the arrangement fee is fixed or determinable; and collection of the arrangement fee is reasonably assured.

Property and Equipment

Property and equipment is valued at cost. The costs of additions and betterments are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on disposition of equipment are reflected in operations.

Impairment of Long-Lived Assets

Films are reviewed for impairment on a film-by-film basis whenever events or changes in circumstances indicate that the historical cost-carrying value of each film may not be recoverable. Mac Filmworks assesses recoverability of the carrying value of each film by estimating the future net cash flows expected to result from the film, including eventual disposition. If the future net cash flows are less than the carrying value of the film, an impairment loss is recorded equal to the difference between the film's carrying value and fair value. Other assets are reviewed for impairment by asset group for which the lowest level of independent cash flows can be identified and impaired in the same manner as films. Impairment expense of $319,399 was recorded in fiscal 2006. Impairment expense of $1,018,200 has been recorded from inception.

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

Plan of Operation

Since inception, we have generated little revenues. Our sole revenue has been derived from an option sold in June 2002 to distribute one of our films. We had no revenues during fiscal 2005 or 2006. As of December 31, 2006, we had total current assets of $160,280 and total current liabilities of $640,750. Our current assets include $160,280 in cash. Our current liabilities include liabilities due to related parties in the amount of $268,683 and accrued officer salary of $344,928. Assuming that we can postpone the payment of accrued officer salary and related party debt, we believe we have sufficient cash to fund operations through the end of fiscal 2007. In the event the related parties demand payment in 2007, we may be unable to pay. If we do have sufficient cash to pay the related parties, we will likely have insufficient resources to sustain operations and we will be forced to seek external sources of financing or sell assets to fund operations. There is presently no commitment for such sources of financing (debt or equity), and we provide no assurance that we will be able to obtain such financing. If we sell our assets to pay liabilities, we may not have enough films to market, sell and distribute and thus, may not be able to generate future revenue. Accordingly, we need to obtain financing to pay our liabilities. Failure to receive financing sufficient to pay our current liabilities for working capital needs will result in the curtailment of operations or the ceasing of operations.

In June 2006, a payment of $175,000 was made on a secured note with the principal balance of $250,000. The balance of $75,000 is due to the Company from Amity Entertainment. There is a secured note due in the principal amount of $250,000 due in May, 2007 from Amity Entertainment. There is no assurance, however, that Amity will honor its debt obligation to us or that it will not offset some or all of the principal balance for any potential claims it may assert against us related to the sale of our films to Amity in May 2005. Although the notes are secured by the films we sold to Amity, there is no assurance that we will obtain these films or, if we do, that we will be able to sell them and receive proceeds equal to the principal amount of the note. The Company has therefore impaired the entire amount due. Failure to receive the $250,000 in May 2007 could force the Company to curtail or cease operations unless we obtain other sources of financing or we generate internal sources of revenue.

Contractual Commitments

Our current contractual commitments are as follows:

Commitment	Description	Payment due by Period
		Through Dec. 31, 2006	Through Dec. 31, 2007	Through Dec. 30, 2008
Employment Agreement with Jim McCullough	We have renewed a three-year employment agreement with Mr. McCullough which provided that he will be paid an annual salary of $84,000. As of June 30, 2005, we have accrued Mr. McCullough's salary in the amount of $321,923. This agreement will expire in January 2007.	$84,000	$84,000	--

Off-Balance Sheet Arrangements

As of December 31, 2006, the Company had no off-balance sheet arrangements.

ITEM 7.      FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mac Filmworks, Inc.
(A Development Stage Company)
Shreveport, Louisiana

We have audited the accompanying balance sheets of Mac Filmworks, Inc. (A Development Stage Company) as of December 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended, and for the period from November 22, 1994 (Inception) through December 31, 2006. These financial statements are the responsibility of Mac Filmworks' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mac Filmworks, Inc. as of December 31, 2006, and the results of its operations and its cash flows for each of the two years then ended, and for the period from November 22, 1994(Inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Mac Filmworks will continue as a going concern. As discussed in Note 2 to the financial statements, the deficiency in working capital at December 31, 2006 and the operating losses raise substantial doubt about Mac Filmworks ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

April 13, 2007

MAC FILMWORKS, INC
(A Development Stage Company)
BALANCE SHEET
December 31, 2006

2006
Assets
Current Assets
Cash	$160,280
Total Current Assets	160,280
Film library, net of net of accumulated
amortization of $4,526	17,641
Total Assets	$177,921
Liabilities and Stockholders' Deficit
Current Liabilities
Due to related parties	$268,683
Accrued officer salary	344,928
Accounts payable	6,389
Deferred revenue	20,750
Total Current Liabilities	640,750
Contingencies	--
Stockholders' Deficit
Preferred stock, $.0001 par, 10,000,000 shares
authorized, no shares issued or outstanding	--
Common stock, $.0001 par, 50,000,000 shares
authorized, 10,804,658 shares issued and
outstanding	1,080
Paid-in capital	1,437,719
Deficit accumulated during the development stage	(1,901,628
Total Stockholder's Deficit	(462,829
Total Liabilities and Stockholders' Deficit	$177,921

See accompanying summary of accounting policies and notes to financial statements.

MAC FILMWORKS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005, and Period from
November 22, 1994 (Inception) to December 31, 2006

			Inception to
	2006	2005	2006
Revenues	$--	$--	$25,505

Operating Expenses
General and administrative	392,893	245,040	2,605,742
Imputed film storage rental costs	7,200	7,200	64,800
Depreciation and amortization	4,433	92	18,554
Impairment expense	317,399	--	1,016,200
Debt forgiveness	--	--	(27,500)
Total operating expenses	721,925	252,332	3,677,796

Loss from operations	(791,925)	(252,332)	(3,652,291)

OTHER INCOME (EXPENSE):
Amortization of discount	25,981	18,724	44,603
Interest expense	(18,808)	(14,417)	(414,750)
Gain on disposition of assets	--	1,530,257	1,536,182
Gain from debt extinguishment	--	584,628	584,628
Income/(Loss) before income taxes	(714,752)	1,866,860	(1,901,628)

Income tax expense (benefit)	(22,961)	22,961	--

Net Income (Loss)	$(691,791)	$1,843,899	$(1,901,628)

Basic and diluted net income (loss)
per common share	$(0.06)	$0.17
Weighted average shares outstanding	10,804,658	10,759,616

See accompanying summary of accounting policies and notes to financial statements.

MAC FILMWORKS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from November 22, 1994 (Inception) to December 31, 2006

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Totals
Issuance of stock to founders at
inception	10,000	$1	$999	$--	$1,000
Cancellation of stock
issued to one of
original founders	(1,000)	--	--	--	--
Issuances of common stock in:
1997 to other original founders	3,991,000	399	(399)	--	--
1997 for services	150,528	14	75,249	--	75,264
1997 for film library acquisitions	247,680	25	123,815	--	123,840
1997 in a private offering for cash	400,000	40	199,960	--	200,000
1997 in a private offering for cash	37,500	4	37,496	--	37,500
1997 for services related to the
private offering	100,000	10	(10)	--	--
1997 for public shell purchase	1,340,000	134	(134)	--	--
Issuances of common stock in:
1998 in a private offering for cash	40,000	4	29,996	--	30,000
1998 in a private offering for cash	100,750	10	100,740	--	100,750
1998 for services	320,700	32	320,668	--	320,700
Imputed film storage rental costs	--	--	7,200	--	7,200
Issuances of common stock in:
1999 for services	70,000	7	52,494	--	52,500
1999 in a private offering for cash	147,000	15	36,035	--	36,050
Imputed film storage rental costs	--	--	7,200	--	7,200
Issuance of common stock
in 2000 for cash	226,880	23	56,697	--	56,720
in 2000 for services	142,500	14	35,611	--	35,625
in March for payment of prior
year account payable	45,000	5	20,995	--	21,000
in July for computer equipment	26,120	2	6,528	--	6,530
in September for public shell
purchase price adjustment	160,000	16	(16)	--	--
Imputed film storage rental costs	--	--	7,200	--	7,200
Net loss - period from Inception
through Dec. 31, 2000	--	--	--	(1,612,537)	(1,612,537)
Balances, December 31, 2000	7,554,658	755	1,118,324	(1,612,537)	(493,458)

(continued on next page)

See accompanying summary of accounting policies and notes to financial statements.

MAC FILMWORKS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period from November 22, 1994 (Inception) to December 31, 2006
	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Totals
Balances, December 31, 2000	7,554,658	755	1,118,324	(1,612,537)	(493,458)
Issuance of common stock in:
2001 for services	1,200,000	120	119,880	--	120,000
2001 for cash	100,000	10	9,990	--	10,000
2001 for payment of accounts payable	1,800,000	180	94,197	--	94,377
Imputed film storage rental costs	--	--	7,200	--	7,200
Net loss	--	--	--	(973,944)	(973,944)
Balances, December 31, 2001	10,654,658	1,065	1,349,591	(2,586,481)	(1,235,825)
Imputed film storage rental costs	--	--	7,200	--	7,200
Contributions to capital	--	--	8,940	--	8,940
Net loss	--	--	--	(151,174)	(151,174)
Balances, December 31, 2002	10,654,658	1,065	1,365,731	(2,737,655)	(1,370,859)
Imputed film storage rental costs	--	--	7,200	--	7,200
Shares issued for film purchase	100,000	10	9,990	--	10,000
Net loss	--	--	--	(167,049)	(167,049)
Balances, December 31, 2003	10,754,658	1,075	1,382,921	(2,904,704)	(1,520,708)
Imputed film storage rental costs	--	--	7,200	--	7,200
Net loss	--	--	--	(149,032)	(149,032)
Balances, December 31, 2004	10,754,658	1,075	$1,390,121	(3,053,736)	(1,622,540)
Shares issued for film purchase	100,000	10	9,990	--	10,000
Shares cancelled as part of
settlement of notes payable	(50,000)	(5)	5	--	--
Contributed capital	--	--	4,395	--	4,395
Imputed film storage rental costs	--	--	7,200	--	7,200
Net loss	--	--	--	1,843,899	1,843,899
Balances, December 31, 2005	10,804,658	1,080	1,411,711	(1,209,837)	202,954
Imputed film storage rental costs	--	--	7,200	--	7,200
Imputed interest - related party debt	--	--	18,808	--	18,808
Net loss	--	--	--	(691,791)	(691,791)
Balances, December 31, 2006	10,804,658	$1,080	$1,437,719	$(1,901,628)	(462,829)

See accompanying summary of accounting policies and notes to financial statements.

MAC FILMWORKS, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
Years Ended December 31, 2006 and 2005, and Period from
November 22, 1994 (Inception) to December 31, 2006

	2006	2005	Inception to Dec. 31, 2006
Cash Flows From Operating Activities
Net income (loss)	$(691,791)	$1,843,899	$(1,901,628)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of notes receivable discount	(23,102)	(18,723)	(41,825)
Amortization of loan extension fees	--	1,740	2,499
Shares issued for services	--	--	605,089
Imputed film storage rental costs	7,200	7,200	64,800
Imputed interest on related party debt	18,808	--	18,808
Forgiveness of debt	--	--	(27,500)
Depreciation and amortization	4,433	92	18,554
Gain on disposition of assets	--	(1,530,257)	(1,536,182)
Gain from debt extinguishment	--	(584,628)	(584,628)
Impairment expense	317,399	--	1,016,200
Changes in:
Accounts payable	1,606	(638)	82,091
Accrued officer salary	22,489	(197,561)	344,928
Accrued interest	--	12,676	384,057
Accrued income taxes	(22,961)	22,961	--
Deferred revenue	--	20,000	20,750
Net Cash Used In Operating Activities	(365,919)	(423,239)	(1,533,987)
Cash Flows From Investing Activities
Purchase of motion picture film libraries	--	(32,485)	(92,875)
Purchase of motion picture film library
purchase rights	--	--	(16,000)
Proceeds from notes receivable	175,000	--	175,000
Proceeds from sale of assets	--	1,100,000	1,100,000
Net Cash Provided by Investing Activities	175,000	1,067,515	1,166,125
Cash Flows From Financing Activities
Proceeds from loans from stockholders	1,880	--	363,457
Loan extension fees	--	--	(2,500)
Payments on loans from stockholders	(627)	(1,798)	(24,774)
Proceeds from bank loans	--	--	104,257
Payments on bank loans	--	(4,691)	(104,258)
Payments on library purchase loans	--	(288,000)	(288,000)
Proceeds from sales of common stock	--	--	471,020
Contributions to capital	--	--	8,940
Net Cash Provided By (Used in) Financing Activities	1,253	(294,489)	528,142
Net change in cash	(189,666)	349,787	160,280
Cash at beginning of period	349,946	159	--
Cash at end of period	$160,280	$349,946	$160,280

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

Use of Estimates -- The preparation of these financial statements is in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash -- For purposes of the statement of cash flows, Mac Filmworks considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2006.

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

Earnings per Share -- The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2006 and 2005, there were no dilutive securities outstanding.

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

Share-Based Compensation -- On January 1, 2006, Mac Filmworks adopted SFAS No. 123 (R), “Share-Based Payment.” SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Mac Filmworks adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Since Mac Filmworks has not granted options during the year ended December 31, 2006 or during any period prior to January 1, 2006, the adoption of SFAS 123(R) had no impact.

Recently issued accounting pronouncements -- Mac Filmworks does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Mac Filmworks results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Mac Filmworks will continue as a going concern. Mac Filmworks incurred losses from operations of $791,925 and $252,332 in 2006 and 2005, respectively, and has negative cash flows from operations of $365,919 and $423,239 in 2006 and 2005, respectively. This has created an uncertainty as to Mac Filmworks ability to continue as a going concern. To date, Mac Filmworks has generated limited revenues. Assuming Mac Filmworks raises the maximum amount in the initial public offering; Mac Filmworks expects to have sufficient working capital for approximately three months of operations. However, Mac Filmworks may need operating funds at an earlier date if the maximum amount in the offering is not raised, or if operating expenses are greater than anticipated. Mac Filmworks does not anticipate generating sufficient revenues to fund working capital requirements during the initial period and will be dependent upon external sources of capital until such time. The financial statements do not include any adjustments that might be necessary if Mac Filmworks is unable to continue as a going concern.

NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table sets forth supplemental cash flow disclosures for the years ended December 31, 2006 and 2005.

	2006	2005
Interest paid	$--	$--
Income taxes paid	--	--
Non-Cash Investing and Financing Activities:
Debt extinguishment by negotiation	$--	$200,571
Extinguishment of accrued interest	--	384,071
Capital contributed from accounts payable	--	4,395
Notes receivable from sale of films	--	500,000
Stock issued for film library	--	10,000

NOTE 4 - ACQUISITION OF FILM LIBRARY AND SUBSEQUENT IMPAIRMENT

During 1997, Mac Filmworks purchased 7 private libraries containing 996 classic films, made-for-television movies, animated features and cartoons from five individuals. A summary of the purchase price is as follows:

Cash	$60,390
Discounted value of notes payable	483,571
223,680 shares of stock at $.50 per share	111,840
Motion Picture Film Library	$655,801

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Several shareholders loaned Mac Filmworks money to fund ongoing operations and paid expenses on behalf of Mac Filmworks. From time to time, Mac Filmworks has paid these shareholders back by paying expenses on their behalf. In 2006 and 2005, expenses of $1,881 and $815 were paid for Mac Filmworks. During the same period, Mac Filmworks paid $1,135 and $2,614 for these related parties. Although shareholders have funded operations in the past, they are under no obligation to do so in the future. Amounts are due on demand and unsecured. Interest is being imputed at a rate of 7%.

Mac Filmworks leases facilities from Jim McCullough Productions, a company owned by Mac Filmworks’ president, at a rate of $1,000 per month.

NOTE 6 - ACCRUED OFFICER SALARY

On January 1, 2001, Mac Filmworks agreed to pay the president an annual salary of $84,000. The contract expires December 31, 2009. Until 2005 when funding became available, the amount was being accrued. During 2005, Mac Filmworks paid its president the annual salary plus $197,561 of previously accrued salary. During 2006, Mac Filmworks paid $28,782 and accrued the balance of the annual salary.

NOTE 7 - NOTES PAYABLE FOR FILM LIBRARY PURCHASES

Mac Filmworks agreed to purchase five film libraries for promissory notes as a portion of the purchase price in 2004. In June 2005, $288,000 of the outstanding debt listed above was repaid. These payments were the culmination of negotiations that resulted in extinguishment of $200,571 of film library purchase debt and all of the interest of $384,057 that had accrued on these notes. A gain of $584,628 from debt extinguishment was recognized in 2005. In addition the remaining balance was eliminated by a vendor's inability to deliver films under its agreement.

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

NOTE 10 - SALE OF FILMS AND NOTES RECEIVABLE

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

Due to the fact that one of the notes is delinquent and the inability to determine the entity’s ability to pay the second note when due, Mac Filmworks has impaired the entire amount due.

2006
Total of notes receivable	$325,000
Less discount	(30,703)
Net amount of revenue and note recorded	$294,297
Amortization through December 31, 2006	23,102
$317,399
Less impairment	(317,399)
Notes receivable, net	--

NOTE 11 - STOCK ISSUED FOR SERVICES & EQUIPMENT

In April 2005, Mac Filmworks received back 50,000 shares of common stock from a film vendor because it was unable to deliver films as originally represented.

In August 2005, Mac Filmworks arranged to purchase certain Chinese films for $12,167 and 100,000 common shares valued at $10,000.

NOTE 12 - STOCK OPTION PLANS

Mac Filmworks adopted its 1998 Incentive Stock Option Plan to provide incentive stock options within the meaning of that term under Internal Revenue Code Section 422. Such share options would be issued to current officers and employees at prices at or above current stock fair market value. 500,000 shares were reserved for issuance under the plan. As of December 31, 2006, no options had been granted.

NOTE 13 - INCOME TAXES

At December 31, 2006, deferred tax assets consisted of the following:

2006
Deferred tax assets:
NOL carry forward	$224,242
Less: valuation allowance	(224,242)
Net deferred taxes	$--

Mac Filmworks had a net operating loss carryforward of approximately $659,535 at December 31, 2006. The NOL will expire in 2026.

NOTE 14 - SUBSEQUENT EVENT

On March 23, 2007, the Company entered into a consulting agreement, pursuant to which the Company issued 1,000,000 shares of common stock as consideration for services to be rendered.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.      CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

In connection with the completion of its audit of, and the issuance of its report on the financial statements of the Company for the year ended December 31, 2006, Malone & Bailey, PC identified a deficiency in our internal controls primarily relating to the accrual of expenses and impairment of assets. The adjustments relating to these items were detected in the audit process and has been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate this deficiency. Additional effort is needed to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Changes in Internal Controls

There has been no change in the Company's internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets for the names, ages and positions of our sole executive officer and directors. Set forth below is a description of the business experience and background of each person named in the table

Name	Age	Title
Jim McCullough, Sr.	78	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer
Richard C. Mann	53	Director

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

Compliance with Section 16(a) of the Exchange Act

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

Code of Ethics

We have not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions due to several factors. The Company is a development stage reporting company whose securities have not yet traded. We will pursue adopting a written code of ethics. To date, the Board of Directors has conducted the affairs of the Company consistent with applicable laws and regulations of the United States and the states.

ITEM 10.      EXECUTIVE COMPENSATION.

The following table contains compensation data for our named executive officer for the fiscal years ended December 31, 2006, 2005 and 2004.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jim McCullough (1)	2006	$84,000	(2)	--	--	--	--	--	--	$84,000
	2005	$84,000	(2)	--	--	--	--	--	--	$84,000
	2004	$84,000	(2)	--	--	--	--	--	--	$84,000

________________________

(1) Mr. McCullough serves as president, chief executive officer, chief financial officer and chief accounting officer.
(2) Paid pursuant to his employment agreement.

Outstanding Equity Awards at Year-End

No equity awards, either in the form of restricted stock grants or options, have been issued to the named executive officer during fiscal 2005 or 2006 and no awards are outstanding at December 31, 2006.

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

Compensation of Directors

Directors are not compensated for any services provided as a director; however, our directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board. No expenses have been accrued as of the date hereof.

Option Grants in Fiscal Year Ending December 31, 2006

No options were granted to the named executive officer during fiscal 2006.

Employment Agreement

We entered into an employment agreement with Mr. McCullough, Sr. that expires in December 2009. The agreement provides for an annual salary of $84,000, and contained a limitation on his ability to pursue other business activities. Since Mr. McCullough owns and controls other entities which are in similar businesses as Mac Filmworks, he has agreed to limit his involvement in those entities to no more than 10% of his daily business activity. As of December 31, 2006, the Company has accrued Mr. McCullough salary in the amount of $344,928, of which $84,000 was accrued in fiscal 2006 and $61,511 was paid in fiscal 2006. There are no changes of control provisions in Mr. McCullough’s employment agreement.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEIFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth, as of December 31, 2006, the beneficial ownership of common stock of:

•  our directors;
•  our named executive officers;
•  the holders of five percent or more of our common stock; and
•  our officers and directors as a group.

Name of beneficial owners	Number of shares of common stock beneficially owned	Percentage of ownership
Jim McCullough, Sr.	3,070,000	28.7%
Richard Mann	10,000	<1%
Ken O'Neal	1,600,000	14.9%
Scott Thompson	707,334	6.6%
Brewer & Pritchard, P.C.	766,666	7.2%
William Silvey	735,000	6.9%
All officers and directors as a group, (2) persons	3,080,000	29.2%

Mr. McCullough's address is 800 Spring Street, Suite 104, Shreveport, Louisiana 71101. Mr. Mann's address is 8665 Lookout Mt. Avenue, Los Angeles, CA 90046. Mr. O'Neal's address is 1214 Virginia Drive, Kerrville TX 78028. Mr. Thompson's address is 6371 Richmond Ave., Houston, Texas 77057. Brewer & Pritchard's address is Three Riverway, Suite 1800, Houston, Texas 77056. Mr. Silvey's address is 5227 Cripple Creek Ct., Houston, Texas 77017.

Mr. McCullough, Sr. beneficially owns 2,800,000 shares individually, 200,000 shares held by his spouse, and 70,000 held by Jim McCullough Productions. Ms. O'Neal beneficially owns 5,000 shares individually and 45,000 shares held by her spouse. Messrs. Silvey and Thompson beneficially owns shares directly owned by family members and entities under their respective control.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently lease our facilities in Shreveport from Jim McCullough Productions, Inc. at a monthly rate of $1,000, on a month-to-month basis. Mr. McCullough is the majority shareholder of Jim McCullough Productions, Inc. McCullough Productions, Inc. has waived any accrued rents through December 31, 2006.

As of December 31, 2006, Mr. McCullough and his affiliates have loaned the Company approximately $268,683. This amount is payable on demand and does not accrue interest. As of December 31, 2006, Mac Filmworks owed Mr. McCullough $344,928 in accrued and unpaid salary.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by Malone & Bailey, P.C. ("Malone") for the fiscal years ended December 31, 2006 and 2005, were as follows:

	2006	2005
Audit fee	$12,000	$12,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Audit fees for the fiscal years ended December 31, 2006 and 2005 represent the aggregate fees billed for professional services rendered by Malone for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Committee Pre-Approval Policies and Procedures

The Board of Directors serves as the audit committee of the Company. The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Board of Directors has considered the role of Malone & Bailey, PC in providing services to us for the fiscal year ended December 31, 2006 and has concluded that such services are compatible with Malone & Bailey's independence as the Company's auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

MAC FILMWORKS, INC.

By: /s/ Jim McCullough
Jim McCullough, Chief Executive Officer
and Chief Financial Officer

Date: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jim McCullough Jim McCullough	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	April 17, 2006
/s/ Richard Mann Richard C. Mann	Director	April 17, 2006

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350,
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002