Form 10QSB
period 2007-03-31
MAC FILMWORKS INC
filed 2007-05-21
CIK 1131166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-70526

Mac Filmworks, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	74-2820999
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9464 Mansfield Road, Suite A-1, Shreveport, Louisiana	71118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (318) 687-8785

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant’s common stock outstanding as of May 2, 2007, was 11,804,658 shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Mac Filmworks, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

MAC FILMWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
Current Assets
Cash	$28,864	$160,280
Total Current Assets	28,864	160,280
Film library, net of accumulated amortization of
$7,634 and $4,526, respectively	54,532	17,641
Total Assets	$83,396	$177,921
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$-	$6,389
Due to related parties	268,683	268,683
Accrued officer salary	402,609	344,928
Deferred revenue	20,750	20,750
Total Current Liabilities	692,042	640,750

Contingences	-	-

Stockholders' Deficit
Preferred stock, $.0001 par, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $.0001 par, 50,000,000 shares
authorized, 10,804,658 shares issued and outstanding respectively	1,080	1,080
Paid-in capital	1,437,719	1,437,719
Deficit accumulated during the development stage	(2,047,445)	(1,901,628)
Total Stockholders' Deficit	(608,646)	(462,829)
Total Liabilities and Stockholders' Deficit	$83,396	$177,921

MAC FILMWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006,
and the Period from November 22, 1994 (Inception) to

				Inception to
	Three Months Ended			March 31,
	2007		2006	2007

Revenues	$6,038	$	- $	31,543
Operating Expenses
General and administrative	149,737		49,963	2,755,479
Imputed film storage rental costs	-		1,800	64,800
Depreciation and amortization	3,108		1,205	21,662
Impairment expense	-		-	1,016,200
Debt forgiveness	-		-	(27,500)
Total operating expenses	152,845		52,968	3,830,641

Loss from Operations	(146,807)		(52,968)	(3,799,098)

Other Income/(Expenses):
Amortization of discount	-		8,261	44,603
Interest income (expense)	990		-	(413,760)
Gain on disposition of assets	-		-	1,536,182
Gain from debt extinguishment	-		-	584,628

Loss before income taxes	(145,817)		(44,707)	(2,047,445)

Income taxes	-		-	-

Net Loss	$(145,817)		$(44,707)	$(2,047,445)

Basic and diluted net loss
per common share	$(.01)		$(0.00)
Weighted average shares outstanding	10,804,658		10,804,658

MAC FILMWORKS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006,
and the Period from November 22, 1994 (Inception) to
March 31, 2007
(Unaudited)

			Inception to
			March 31,
	2007	2006	2007
Cash Flows From Operating Activities
Net loss	$(145,817)	$(44,707)	$(2,047,445)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of notes receivable discount	-	(8,261)	(41,825)
Amortization of loan extension fees	-	-	2,499
Shares issued for services	-	-	605,089
Imputed film storage rental costs	-	1,800	64,800
Imputed interest on related party debt	-	-	18,808
Forgiveness of debt	-	-	(27,500
Gain from debt extinguishment	-	-	(584,628)
Depreciation and amortization	3,108	1,205	21,662
Gain on sale of assets	-	-	(1,536,182)
Impairment expense	-	-	1,016,200
Changes in:
Accounts payable	(6,389)	(4,004)	76,243
Accrued officer salary	57,682	(572)	402,069
Accrued interest	-	-	384,057
Deferred revenue	-	-	20,750
Net Cash Used In operating activities	(91,416)	(54,539)	(1,625,403)

Cash Flows From Investing Activities
Purchase of motion picture film libraries	(40,000)	-	(132,875)
Purchase of motion picture film library
purchase rights	-	-	(16,000)
Purchase of fixed assets	-	(1,329)	-
Proceeds from notes receivable	-	-	175,000
Proceeds from sale of assets	-	-	1,100,000

Net Cash Provided By/Used In) Investing
Activities	(40,000)	(1,329)	1,126,125
Cash Flows From Financing Activities
Proceeds from loans from stockholders	-	132	363,457
Payments on loans from stockholders	-	(1,136)	(24,774)
Payments on library purchase loans	-	-	(288,000)
Loan extension fees	-	-	(2,500)
Proceeds from bank loans	-	-	104,257
Payments on bank loans	-	-	(104,258)
Proceeds from sales of common stock	-	-	471,020
Contributions to capital	-	-	8,940
Net Cash Provided By/ (Used In) Financing
Activities	-	(1,004)	528,142
Net change in cash	(131,416)	(56,872)	28,864
Cash at beginning of period	160,280	349,946	-
Cash at end of period	$28,864	$293,074	$28,864
Supplemental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

MAC FILMWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Mac Filmworks, Inc. ("Mac Film") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Mac Film's latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2006, as reported in the 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Mac Filmworks will continue as a going concern. Mac Filmworks incurred losses from operations of $146,807 for the three months ended March 31, 2007, and has negative cash flows from operations of $91,416 fot the three months ended March 31, 2007. This has created an uncertainty as to Mac Filmworks ability to continue as a going concern. To date, Mac Filmworks has generated limited revenues. Assuming Mac Filmworks raises the maximum amount in the initial public offering; Mac Filmworks expects to have sufficient working capital for approximately three months of operations. However, Mac Filmworks may need operating funds at an earlier date if the maximum amount in the offering is not raised, or if operating expenses are greater than anticipated. Mac Filmworks does not anticipate generating sufficient revenues to fund working capital requirements during the initial period and will be dependent upon external sources of capital until such time. The financial statements do not include any adjustments that might be necessary if Mac Filmworks is unable to continue as a going concern.

NOTE 3 - SUBSEQUENT EVENTS

In March 2007, the Company entered into a consulting agreement whereby the Company agreed to issue 1,000,000 shares for services rendered, which shares were issued in April 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical Accounting Policies

General

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue in accordance with Statement of Accounting Position 00-2 “Accounting by Producers or Distributors of Films”. Revenue is recognized from a sale or licensing arrangement of a film when persuasive evidence of a sale or licensing arrangement with a customer exists; the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; the license period of the arrangement has begun and the customer begins its exploitation, exhibition or sale; the arrangement fee is fixed or determinable; and collection of the arrangement fee is reasonably assured.

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

As of March 31, 2007, we had total current assets of $28,864 and total current liabilities of $692,042. Our current assets consist of $28,864 in cash. Our current liabilities include liabilities due to related parties in the amount of $268,683 and accrued officer salary of $402,609. The amount of liabilities due to related parties is payable on demand and does not accrue interest. In the event the related parties demand payment in the future, we may be unable to pay. If we do have sufficient cash to pay the related parties, then the cash remaining may not be enough to sustain operations and we will be forced to seek external sources of financing or sell assets to fund operations. There is presently no firm commitment for such sources of financing, and we provide no assurance that we will be able to obtain such financing. If we sell our assets to pay liabilities, we may not have enough films to market, sell and distribute and thus, may not be able to generate revenue. Failure to receive financing will result in the curtailment of operations or the ceasing of operations.

In May 2006, the Company entered into an agreement with Amity Entertainment where the Company agreed to extend $75,000 of principal payment underlying the $250,000 note maturing in May 2006 to 2007, in exchange for Amity Entertainment releasing the Company from its obligations to deliver certain films and copyrights. The Company received $175,000 underlying the note in May 2006, and the money is being used to fund working capital requirements. In May 2007, a secured note with the principal balance of $250,000 is due to the Company from Amity Entertainment. There is no assurance, however, that Amity will honor its debt obligation to us or that it will not offset some or all of the principal balance for any potential claims it may assert against us related to the sale of our films to Amity in May 2005. Due to the fact that one of the notes is delinquent and the inability to determine Amity Entertainment’s ability to pay, we impaired the entire amount due.

The Company intends on funding future operations through external sources of financing and/or selling of certain assets. As of the date hereof, we have no arrangements for debt financing nor do we anticipate entering into such arrangements in the near future. The Company currently does not have credit facilities available with financial institutions or other third parties. The Company does not expect to generate cash flows from operations for the balance of 2007. There is no assurance that funds through other sources of financing will be available or, even if they are available, that they will be available on terms that will be acceptable to us. If we are unable to raise additional funds, we may have to limit our operations to an extent not presently determinable by management, but which may include the sale of any assets owned or our ceasing to conduct business.

Off-Balance Sheet Arrangements

As of March 31, 2007, the Company had no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2007. Based on such evaluation, he has concluded that the Company's disclosure controls and procedures are effective.

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

_______________
(1) Filed previously on the Company’s registration on Form SB-2, as amended, file no. 333-129022.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAC FILMWORKS, INC.

By:	/s/ JIM MCCULLOUGH
Jim McCullough, Chief Executive Officer and Chief Financial Officer

Date: May 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JIM MCCULLOUGH	Chairman of the Board, President,	May 21, 2007
Jim McCullough	Chief Executive Officer, Chief
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

_______________
(1) Filed previously on the Company’s registration on Form SB-2, as amended, file no. 333-129022.