Form 10QSB
period 2007-06-30
MAC FILMWORKS INC
filed 2007-09-19
CIK 1131166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-70526

Mac Filmworks, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	74-2820999
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6901 W. 70th St., Suite 28, Shreveport, Louisiana	71129
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (318) 687-8785

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

The Registrant’s common stock outstanding as of September 18, 2007, was 11,804,658 shares

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Mac Filmworks, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

MAC FILMWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2007	2006

Assets
Current Assets
Cash	$3,457	$160,280
Accounts Receivable	32,628	-
Total Current Assets	36,085	160,280
Film library (net of accumulated amortization of
$10,743 and $4,526, respectively)	51,425	17,641
Equipment and software (net of accumulated depreciation
of $6,737 and $6,529)	1,453	-

Total Assets	$88,963	$177,921

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$68,436	$6,389
Due to related parties	345,184	268,683
Accrued officer salary	423,609	344,928
Deferred revenue	20,750	20,750
Total Current Liabilities	857,979	640,750

Commitments and contingences	-	-

Stockholders' Deficit
Preferred stock, $.0001 par, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $.0001 par, 50,000,000 shares
authorized, 11,804,658 and 10,804,658 shares issued
and outstanding respectively	1,180	1,080
Paid-in capital	1,601,429	1,437,719
Deficit accumulated during the development stage	(2,371,625)	(1,901,628)
Total Stockholders' Deficit	(769,016)	(462,829)
Total Liabilities and Stockholders' Deficit	$88,963	$177,921

 MAC FILMWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and 2006,
and the Period from November 22, 1994 (Inception) to
June 30, 2007
(Unaudited)

					Inception to
	Three Months		Six Months		June 30,
	2007	2006	2007	2006	2007

Revenues	$50,499	$-	$56,536	$-	$82,042

Operating Expenses
General and administrative	357,562	83,591	507,298	133,554	3,113,041
Imputed film storage rental costs	3,600	1,800	3,600	3,600	68,400
Depreciation and amortization	3,316	2,230	6,424	3,435	24,978
Impairment expense	-	-	-	-	1,016,200
Debt forgiveness	-	-	-	-	(27,500)
Total operating expenses	364,478	87,621	517,322	140,589	4,195,119
Loss from Operations	(313,979)	(87,621)	(460,786)	(140,589)	(4,113,077)

Other Income/(Expenses):
Amortization of discount	-	6,947	-	15,208	44,603
Interest expense	(10,200)	-	(9,210)	-	(423,961)
Gain on disposition of assets	-	-	-	-	1,536,182
Gain from debt extinguishment	-	-	-	-	584,628
Net loss	$(324,180)	$(80,674)	$(469,996)	$(125,381)	$(2,371,625)

Basic and diluted net loss
per common share	$(.03)	$(.01)	$(.04)	$(.01)

Weighted average shares outstanding	11,672,790	10,804,658	11,241,122	10,804,658

MAC FILMWORKS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006,
and the Period from November 22, 1994 (Inception) to
June 30, 2007

(Unaudited)

			Inception to
			June 30,
	2007	2006	2007

Cash Flows From Operating Activities
Net loss	$(469,997)	$(125,381)	$(2,371,625)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of notes receivable discount	-	(15,208)	(41,825)
Amortization of loan extension fees	-	-	2,500
Shares issued for services	150,000	-	755,089
Imputed film storage rental costs	3,600	3,600	68,400
Imputed interest on related party debt	10,210		29,018
Forgiveness of debt	-	-	(27,500)
Gain from debt extinguishment	-	-	(584,628)
Amortization expense	6,216	3,232	10,741
Depreciation expense	208	203	14,237
Gain on sale of assets	-	-	(1,536,182)
Impairment expense	-	-	1,016,200
Changes in:
Accounts receivable	(32,628)		(32,628)
Accounts payable	62,047	(3,476)	144,136
Accrued officer salary	78,681	14,878	423,609
Accrued interest	-	-	384,057
Deferred revenue	-	-	20,750
Net Cash Used In Operating Activities	(191,663)	(122,152)	(1,725,651)
Cash Flows From Investing Activities
Purchase of motion picture film libraries	(40,000)	-	(132,875)
Purchase of motion picture film library
purchase rights	-	-	(16,000)
Purchase of fixed assets	(1,661)	(1,329)	(1,661)
Proceeds from notes receivable	-	175,000	175,000
Proceeds from sale of assets	-	-	1,100,000
Net Cash Provided by (Used In)
Investing Activities	(41,661)	173,671	1,124,464
Cash Flows From Financing Activities
Proceeds from loans from stockholders	76,501	1,881	439,958
Payments on loans from stockholders	-	(1,136)	(24,774)
Payments on library purchase loans	-	-	(288,000)
Loan extension fees	-	-	(2,500)
Proceeds from bank loans	-	-	104,258
Payments on bank loans	-	-	(104,258)
Proceeds from sales of common stock	-	-	471,020
Contributions to capital	-	-	8,940
Net Cash Provided By Financing Activities	76,501	745	604,644
Net change in cash	(156,823)	52,264	3,457

Cash at beginning of period	160,280	349,946	-
Cash at end of period	$3,457	$402,210	$3,457
Supplemental Cash Flow Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

MAC FILMWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Mac Filmworks, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Mac Film's latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2006, as reported in the 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Mac Filmworks will continue as a going concern. Mac Filmworks incurred a net loss from operations of $469,996 for the six months ended June 30, 2007, and has negative cash flows from operations of $191,663 for the six months ended June 30, 2007. These conditions raise substantial doubt as to Mac Filmworks ability to continue as a going concern. To date, Mac Filmworks has generated limited revenues. Assuming Mac Filmworks raises the maximum amount in the initial public offering; Mac Filmworks expects to have sufficient working capital for approximately three months of operations. However, Mac Filmworks may need operating funds at an earlier date if the maximum amount in the offering is not raised, or if operating expenses are greater than anticipated. Mac Filmworks does not anticipate generating sufficient revenues to fund working capital requirements during the initial period and will be dependent upon external sources of capital until such time. The financial statements do not include any adjustments that might be necessary if Mac Filmworks is unable to continue as a going concern.

NOTE 3 - COMMON STOCK

During the quarter ended June 30, 2007, Mac Filmworks issued 1,000,000 shares valued at $150,000 for consulting services.

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

Plan of Operation

Since inception, we have generated little revenues. Our primary revenue has been derived from an option sold in June 2002 to distribute one of our films. In 2007 we began generating limited revenue from the sale of films.

In April, 2007 the Company began offering up to 500 units at $2,000 per unit, for 10,000 shares Company common stock, par value .0001, per unit, through a private placement memorandum. (“Unregistered Sales of Equity Securities”) The company issued 1,000,000 shares of common stock to Newport Capital Consultants, Inc. for its efforts in connection with selling the private placement units, developing meetings with broker dealers, supervising required filings and assisting with press releases. As of this filing, no units have been sold.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, the Company had no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2007. Based on such evaluation, he has concluded that the Company's disclosure controls and procedures are effective.

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

Date: September 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JIM MCCULLOUGH	Chairman of the Board, President,	September 19, 2007
Jim McCullough	Chief Executive Officer, Chief
Financial Officer and Chief
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

3.1(a)(1)	Certificate of Incorporation of Keystone Entertainment, Inc.
3.1(b)(1)	Certificate of Amendment to the Certificate of Incorporation of Keystone Entertainment, Inc.
3.2(1)	Amended and Restated By-Laws of Mac Filmworks
4.1(1)	Form of Specimen of Common Stock
4.2(1)	Form of Class A Warrant Agreement
4.3(1)	Form of Class B Warrant Agreement
4.4(1)	Form of Class C Warrant Agreement
4.5(1)	Form of Class D Warrant Agreement
4.6(1)	Form of Class E Warrant Agreement
4.7(1)	Form of Class F Warrant Agreement
4.8(1)	Form of Class G Warrant Agreement
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously on the Company’s registration on Form SB-2, as amended, file no. 333-129022.