Form 10QSB
period 2007-09-30
MAC FILMWORKS INC
filed 2007-11-19
CIK 1131166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-70526

Mac Filmworks, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	74-2820999
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3 Riverway, Suite 1800	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 281-748-3277

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant’s common stock outstanding as of November 5, 2007, was 23,951,017 shares.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Mac Filmworks, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

MAC FILMWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2007	2006

Assets
Current Assets
Cash	$648	$160,280
Assets held for sale	96,519	17,641
Total Current Assets	97,167	177,921
Total Assets	$97,167	$177,921

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$22,000	$-
Stock payable	100,000	-
Liabilities held for sale	861,481	640,750
Total Current Liabilities	983,481	640,750

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $.0001 par, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $.0001 par, 50,000,000 shares
authorized, 11,804,658 and 10,804,658 shares issued
and outstanding respectively	1,180	1,080
Paid-in capital	1,615,895	1,437,719
Deficit accumulated during the development stage	(2,503,389)	(1,901,628)
Total Stockholders' Deficit	(886,314)	(462,829)
Total Liabilities and Stockholders' Deficit	$97,167	$177,921

 MAC FILMWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2007 and 2006,
and the Period from November 22, 1994 (Inception) to
September 30, 2007
(Unaudited)

					Inception to
	Three Months		Nine Months		September 30,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$-

Operating Expenses	-	-	-	-	-

Loss from discontinued operations	(131,764)	(111,822)	(601,760)	(237,203)	(2,503,389)

Net loss	$(131,764)	$(111,822)	$(601,760)	$(237,203)	$(2,503,389)

Basic and diluted loss from
continuing operations per common share	n/a	n/a	n/a	n/a	n/a

Basic and diluted loss from
discontinued operations per common share	$(.01)	$(.01)	$(.05)	$(.02)	n/a

Basic and diluted net loss
per common share	$(.01)	$(.01)	$(.05)	$(.02)	n/a

Weighted average shares outstanding	11,804,658	10,804,658	11,431,032	10,754,658	n/a

MAC FILMWORKS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006,
and the Period from November 22, 1994 (Inception) to
September 30, 2007

(Unaudited)

			Inception to
			September 30,
	2007	2006	2007

Cash Flows From Operating Activities
Net loss	$(601,760)	$(237,203)	$(2,503,389)
Net loss from discontinued operations	601,760	237,203	2,503,389
Net loss from continuing operations	-	-	-
Net Cash Used In Discontinued Operations from Operating Activities	(334,212)	(212,570)	(1,868,199)

Cash Flows From Investing Activities
Net Cash Provided by (Used In) Discontinued
Operations from Investing Activities	(41,660)	173,671	1,124,465

Cash Flows From Financing Activities
Proceeds from sales of common stock	100,000	-	100,000
Net cash provided by continuing operations	100,000	-	100,000
Net cash provided by discontinued operations	116,240	745	644,382
Net Cash Provided By Financing Activities	216,240	745	744,382

Net change in cash	(159,632)	(38,154)	648

Cash at beginning of period	160,280	349,946	-
Cash at end of period	$648	$311,792	$648
Supplemental Cash Flow Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

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

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

Discontinued Operations
Mac Filmworks presents the results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held for sale accounting" as discontinued operations. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recognized in the period the operations meet held for sale accounting. Management judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held for sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Mac Filmworks will continue as a going concern. Mac Filmworks incurred net loss from operations for the nine months ended September 30, 2007, and has negative cash flows from operations for the nine months ended September 30, 2007. These conditions raise substantial doubt as to Mac Filmworks ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Mac Filmworks is unable to continue as a going concern.

NOTE 3 - COMMON STOCK AND STOCK PAYABLE

During the quarter ended June 30, 2007, Mac Filmworks issued 1,000,000 shares valued at $150,000 for consulting services.

During the quarter ended September 30, 2007, Mac Filmworks committed to issue 3,846,154 shares of common stock to a third party at a price of $0.026 per share for $100,000 cash. The stock had not been issued as of September 30, 2007.

NOTE 4 - DISCONTINUED OPERATIONS AND SUBSEQUENT EVENTS

In the quarter ending September 30, 2007, Mac Filmworks made the decision to sell the operations of Mac Filmworks to the then majority shareholder as well as enter into a series of transactions that would result in a change of control and a new business direction. The operations of Mac Filmworks film business have been presented as discontinued operations.

•	On October 1, 2007, the chief executive officer of Mac Filmworks forgave $389,925 of accrued salary owed to him by Mac Filmworks.

•	On October 1, 2007, a related party forgave a $10,000 debt owed by Mac Filmworks.

•	On October 4, 2007, Mac Filmworks issued 3,846,154 shares of common stock to a third party investor (“investor”) for the stock payable (see Note 3 above).

•
On October 30, 2007, Mac Filmworks completed an asset sale transaction whereby Mac Filmworks issued 8,300,205 shares of the Company’s common stock and transferred substantially all of the Company’s assets to Jim McCullough, its chief executive officer, in exchange for McCullough forgiving $429,608 in debt owed by Mac Filmworks to McCullough and his affiliates.

•
On October 30, 2007, Jim McCullough and Richard Mann resigned as members of the Mac Filmworks board of directors. Jim McCullough also resigned as Chief Executive Officer and Chief Financial Officer of Mac Filmworks. Concurrently, Dwayne Deslatte was appointed to serve as President and sole director of Mac Filmworks.

•
On October 30, 2007, Jim McCullough sold 8,300,205 personally owned shares of Mac Filmworks to the investor for $200,000. These shares plus the 3,846,154 shares previously purchased by the investor gave the investor approximately 51% ownership of Mac Filmworks resulting in a change in control.

•	In accordance with the asset sale transaction, $20,750 of deferred revenue associated with the discontinued operations is included in the "liabilities held for sale" presented on the balance sheet

After giving effect to the transactions set forth in this Note 4, the Company has no assets held for sale, no liabilities held for sale and no stock payable.

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

Overview

From the Company’s inception in November 2004 through October 2007, we operated as an entertainment company engaged in acquiring, licensing, distributing and/or selling classic movies, TV serials and other film products. In October 2007, the Company sold substantially all of its assets to its chief executive officer and ceased operations. Management's plans to maintain the long-term financial viability of the Company are to identify another entity in an attempt to consummate an acquisition or merger.

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

Discontinued Operations

Mac Filmworks presents the results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held for sale accounting" as discontinued operations. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recognized in the period the operations meet held for sale accounting. Management judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held for sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.

Recently Issued Accounting Pronouncements

Mac Filmworks does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Mac Filmworks results of operations, financial position or cash flow.

Plan of Operation

Since inception, we have generated nominal revenues. In ____________ 2007, we began generating limited revenue from the sale of films. In October 2007, the Company sold substantially all of its assets to its chief executive officer and ceased operations. We do not anticipate generating any revenues going forward. Management's plans to maintain the long-term financial viability of the Company are to identify another entity in an attempt to consummate an acquisition or merger.

The Company is not conducting any ongoing business operations, and intends to remain a dormant company while it seeks potential business that may warrant the Company’s involvement. In seeking to obtain its business objectives, the Company will not restrict its search to any particular industry, but may acquire an entity that is (i) in its preliminary or development stage or (ii) a going concern. In other instances, possible business endeavors may involve the acquisition of a company that does not need additional equity, but, rather, seeks to establish a public trading market for its securities. At the current time, the Company has not chosen the particular area of business in which it proposes to engage.

Contractual Commitments

None.

Off-Balance Sheet Arrangements

None.

ITEM 3. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on such evaluation, he has concluded that the Company's disclosure controls and procedures were not effective due to adjustments identified by our independent registered public accounting firm. The financials included in this quarterly filing have been adjusted. The Company is bringing onboard a contract accountant to assist in financial reporting.

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

In October 2007, the Company issued 3,846,154 shares of common stock to a third party investor in exchange for $100,000.

In October 2007, the Company issued 8,300,205 shares of the Company’s common stock to, its chief executive officer in exchange the forgiveness of $429,608 in outstanding debt and other related liabilities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 12, 2007, the Company filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission. As set forth in the information statement, certain transactions, including: (i) the sale of substantially all of the assets of the Company to Jim McCullough, the Company’s chief executive officer in exchange for McCullough forgiving approximately $429,000 in debt owed to him by the Company and other related liabilities; (ii) the sale and issuance of 3,846,154 shares of the Company’s Common Stock to a third party investor at a purchase price of $0.026 per share; and (iii) the acceptance of resignation of Jim McCullough and Richard Mann as members of the Company’s board of directors and the election of Dwayne Deslatte to serve as the Company’s sole director, were deemed effective as of October 30, 2007. In addition, on October 30, 2007, the Company accepted the resignation of Jim McCullough as its president and appointed Dwayne Deslatte to serve as the Company’s president until his successor is elected, appointed and duly qualified.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Identification of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

MAC FILMWORKS, INC.

By: /s/ Dwayne Deslatte
Dwayne Deslatte, Chief Executive Officer and Chief Financial Officer

Date: November 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dwayne Deslatte	Chairman of the Board, President,	November 19, 2007
Dwayne Deslatte	Chief Executive Officer, Chief
Financial Officer and Chief
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002