Form 10KSB
period 2007-12-31
MAC FILMWORKS INC
filed 2008-03-31
CIK 1131166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-70526

Mac Filmworks, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	74-2820999
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3 Riverway, Suite 1800, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (281) 748-3277

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

The Registrant generated $60,176 in revenues from discontinued operations, which amount is embedded in the Company’s overall net loss of $609,726 from discontinued operations for the twelve months ended December 31, 2007.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the common stock on the OTC Electronic Bulletin Board on March 25, 2008, was $385,524.

The Registrant’s common stock outstanding as of March 25, 2008, was 24,535,632 shares.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Mac Filmworks, Inc.
INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report of Mac Filmworks, Inc. (“Mac Filmworks” or the “Company”) contains forward-looking statements.  These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements.  The Company is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

PART I

ITEM 1.                             DESCRIPTION OF BUSINESS

Business Strategy

The Company has ceased all business operations and intends to remain a dormant company while it seeks potential business opportunities.  The Company does not currently have any plans or arrangements to acquire any new specific business or company.  The Company recognizes that as a result of its limited financial, managerial and other resources, the number of suitable potential businesses that may be available to it will be extremely limited.  The Company’s principal business objective will be to seek long-term growth potential in the business if which it participates rather than immediate short-term earnings.  In seeking to obtain its business objectives, the Company will not restrict its search to any particular industry.  Rather, the Company may investigate businesses of essentially any kind or nature.  The Company’s discretion is unrestricted, and the Company may participate in any business whatsoever that may meet the business objectives discussed herein.  It is emphasized that such business objectives are extremely general and are not intended to be restrictive upon the discretion of the Company.

The Company will not restrict its search to any specific industry, but may acquire an entity that is (i) in its preliminary or development stage or (ii) a going concern.  At this time, it is impossible to determine the needs of the business in which the Company may seek to participate, and whether such business may require additional capital or may be seeking other advantages that the Company may offer.  In other instances, possible business endeavors may involve the acquisition of a company that does not need additional equity, but, rather, seeks to establish a public trading market for its securities.  At the current time, the Company has not chosen the particular area of business in which it proposes to engage.

Employees

The Company currently has one sole officer and director and he is not being paid any salary.

Organizational History and Background

We are a development stage company with a limited operating history organized as a Delaware corporation in September 1997.  In September 2007, the Company issued 3,846,154 shares of its common stock to John Thomas Bridge and Opportunity Fund, LLP (“John Thomas”) in exchange for $100,000.  In October 2007, the Company (i) sold substantially all of the assets of the Company to Jim McCullough, the Company's then chief executive officer, and issued 8,300,205 shares of the Company’s common stock to McCullough in exchange for McCullough forgiving $405,673 in debt owed to him and his affiliates by the Company, (ii) accepted the resignation of Jim McCullough and Richard Mann as members of the Company's board of directors, (iii) elected Dwayne Deslatte to serve as the Company's sole director, (iv) accepted the resignation of Jim McCullough as its president, and (v) appointed Dwayne Deslatte to serve as the Company's sole executive officer.  Upon completion of the sale of all of the Company’s assets, the Company ceased all business operations and began seeking potential acquisition opportunities.  As of the date hereof, the Company has not entered into any acquisition arrangements.

In October 2007, Jim McCullough sold 11,100,205 of his shares of Mac Filmworks to John Thomas in exchange for $200,000. These shares, plus the 3,846,154 shares purchased from the Company by John Thomas, resulted in John Thomas acquiring approximately 62% ownership of Mac Filmworks.

ITEM 2.                            DESCRIPTION OF PROPERTY

The Company’s current principal office of 200 square feet on a rent-free basis is located at 3 Riverway, Suite 1800, Houston, Texas 77056.

ITEM 3.                            LEGAL PROCEEDINGS

None.

ITEM 4.                            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In October 2007, the Company’s stockholders owning 6,577,416 shares, or 56% of the then outstanding shares of common stock, took the following action by written consent: (i) approved the sale of substantially all of the assets of the Company; (ii) approved the sale and issuance of 3,846,154 shares of the Company’s common stock to John Thomas at a purchase price of $0.026 per share; and (iii) elected Dwayne Deslatte to serve as the Company’s sole director.

In November 2007, the Company’s majority shareholder, owning 14,946,359 shares, or 62% of the then outstanding shares of the common stock approved the amendment to the Company’s certificate of incorporation to implement a reverse stock split of the Company’s common stock at a ratio of not less than 10-for-1 and not greater than 30-for-1, with the exact ratio to be set within such range in the discretion of the Board of Directors, without further approval or authorization of shareholders, provided that the Board of Directors determines to effect the reverse stock split and such amendment is filed with the Delaware Secretary of State no later than December 31, 2008.

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

	High	Low
Year 2007
Quarter ended December 31	0.03	0.02
Quarter ended September 30	0.10	0.03
Quarter ended June 30	0.40	0.12
Quarter ended March 31	0.25	--

Year 2006(1)
Quarter ended December 31	--	--
Quarter ended September 30	--	--
Quarter ended June 30	--	--
Quarter ended March 31	--	--
__________
(1)  The Company’s common stock did not trade during this time period.

Equity Compensation Plan Information

In January 1998, the Board of Directors and majority stockholders adopted a stock option plan under which 500,000 shares of common stock have been reserved for issuance. As of the date hereof, no options have been granted under the plan.

Holders of Record

As of March 25, 2008, we had 192 shareholders of record.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred in the fourth quarter of fiscal 2007 and to date:

In September 2007, the Company issued 3,846,154 shares of its common stock to John Thomas at a purchase price of $0.026 per share for an aggregate investment of $100,000.

In October 2007, Mac Filmworks completed an asset sale transaction whereby Mac Filmworks issued 8,300,205 shares of the Company’s common stock and transferred substantially all of the Company’s assets to Jim McCullough, its then chief executive officer, in exchange for McCullough forgiving $405,673 in debt owed by Mac Filmworks to McCullough and his affiliates.

In February 2008, the Company issued 100,000 shares of the Company’s Common Stock to Dwayne Deslatte, its sole officer and director, for services rendered.  The shares were valued at $2,000.

In February 2008, the Company issued 100,000 shares of the Company’s Common Stock to a third party consultant for services rendered.  The shares were valued at $2,000.

In February 2008, the Company sold 384,615 shares of the Company’s Common Stock to John Thomas at a purchase price of $0.026 per share for an aggregate investment of $10,000.

The issuances referenced above were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. No sales commissions were paid.

ITEM 6.                            MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Overview

Through September 2007, the Company was an entertainment company with a business strategy to acquire, license, distribute and/or sell classic movies, TV serials and other film products. Since our inception, we have operated as a development stage company.   In September 2007, the Company sold substantially all the assets of the Company to Jim McCullough, its then chief executive officer.  Upon completion of the sale of all of the Company’s assets, the Company ceased all business operations and began seeking potential acquisition opportunities.

Management plans to maintain the long-term financial viability of the Company by seeking another entity with which to consummate an acquisition or merger agreement. Management believes its plan will provide us with the wherewithal to continue in existence.  As of the date hereof, the Company has not entered into any acquisition arrangements.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net loss from operations for the twelve months ended December 31, 2007, and has negative cash flows from operations for the twelve months ended December 31, 2007. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Revenue Recognition

We have ceased operations and do not anticipate generating revenues in the foreseeable future.  Historically, we recognized revenue in accordance with Statement of Accounting Position 00-2 "Accounting by Producers or Distributors of Films." Revenue was recognized from a sale or licensing arrangement of a film when persuasive evidence of a sale or licensing arrangement with a customer exists; the film was complete and, in accordance with the terms of the arrangement, had been delivered or was available for immediate and unconditional delivery; the license period of the arrangement had begun and the customer began its exploitation, exhibition or sale; the arrangement fee was fixed or determinable; and collection of the arrangement fee was reasonably assured.

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

Results of Operations

The Company generated $60,176 in revenues from discontinued operations, which amount is embedded the Company’s overall net loss of $609,726 from discontinued operations for fiscal 2007. The Company had net loss from discontinued operations in the amount of $691,791 for fiscal 2006. Total operating expenses increased from zero in 2006 to $21,443 in 2007.  Loss from discontinued operations decreased from $691,791 in 2006 to $599,590 in 2007.

In fiscal 2007 and fiscal 2006, the net cash used in discontinued operations was $325,450 and $365,919, respectively.  Net cash used in investing activities was $41,660 in 2007, and net cash provided by investing activities was 175,000 in 2006.  Net cash provided by financing activities was $216,240 in 2007 and $1,253 in 2006.

Discontinued Operations

In October 2007, the Company sold its assets to the then chief executive officer and entered into a series of transactions that resulted in a change of control and a new business direction, as was discussed in the Description of Business section of Item I.  The Company’s operations in the film business are presented as discontinued operations.   As part of the discontinued operations, the Company recognized $60,176 in revenues and a net loss from discontinued operations of ($609,726) for the twelve months ended December 31, 2007.

Liquidity

As of December 31, 2007, we had $9,410 in cash, $35,277 in current liabilities, which amount primarily constitutes professional fees owed, and a working capital deficit of $25867.  In September 2007, our Company ceased distributing and selling film products and has generated no revenues since that time.  We do not anticipate generating any revenues in the foreseeable future.

During the next twelve months, our Company's only foreseeable cash requirements will relate to maintaining our good standing in the State of Delaware and reporting obligations as a publicly-traded company. On February 18, 2008, to assist in funding these obligations, the Company sold 384,615 shares of the Company’s Common Stock to John Thomas at a purchase price of $0.026 per share for an aggregate investment of $10,000.  Our Company does not have any additional cash reserves to pay for our administrative expenses for the next 12 months. In the event that additional funding is required in order to keep our Company in good standing, we will attempt to raise such funding through a private placement of our common stock to accredited investors.

Contractual Commitments

As of December 31, 2007, the Company had no contractual commitments.

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company had no off-balance sheet arrangements.

ITEM 7.                            FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mac Filmworks, Inc.
(A Development Stage Company)
3 Riverway, Suite 1800
Houston, Texas 77056

We have audited the accompanying balance sheets of Mac Filmworks, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended December 31, 2007 and 2006, and for the period from November 22, 1994 (Inception) through December 31, 2007. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mac Filmworks, Inc. at December 31, 2007, and the results of its operations and its cash flows for each of the years ended December 31, 2007 and 2006 and the period from November 22, 1994 (Inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations and has negative cash flows from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

March 27, 2008

MAC FILMWORKS, INC
(A Development Stage Company)
BALANCE SHEET
December 31, 2007

2007
Assets
Current Assets
Cash	$9,410
Total Assets	$9,410
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$35,277
Total Current Liabilities	35,277
Contingencies	--
Stockholders' Deficit
Preferred stock, $.0001 par, 10,000,000 shares
authorized, no shares issued or outstanding	--
Common stock, $.0001 par, 50,000,000 shares
authorized, 23,951,017 shares issued and outstanding	2,395
Paid-in capital	2,494,399
Deficit accumulated during the development stage	(2,522,661)
Total Stockholders' Deficit	(25,867)
Total Liabilities and Stockholders' Deficit	$9,410

See accompanying summary of accounting policies and notes to financial statements.

MAC FILMWORKS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006, and Period from
November 22, 1994 (Inception) to December 31, 2007

			Inception to
	2007	2006	2007
Revenues	$--	$--	$--

Operating Expenses	21,443	--	21,443
	--	--	--
Loss from discontinued operations	(599,590)	(691,791)	(2,501,218)

Net loss	$(621,033)	$(691,791)	$(2,522,661)

Basic and diluted loss from
continuing operations per common share	n/a	n/a	n/a

Basic and diluted loss from
discontinued operations per common share	$(0.04)	$(0.06)	n/a

Basic and diluted net loss
per common share	$(0.06)	$(0.06)	n/a

Weighted average shares outstanding	13,925,620	10,804,658

See accompanying summary of accounting policies and notes to financial statements.

MAC FILMWORKS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from November 22, 1994 (Inception) to December 31, 2007

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Totals
Issuance of stock to founders at
inception	10,000	$1	$999	$--	$1,000
Cancellation of stock
issued to one of
original founders	(1,000)	--	--	--	--
Issuances of common stock in:
1997 to other original founders	3,991,000	399	(399)	--	--
1997 for services	150,528	14	75,249	--	75,264
1997 for film library acquisitions	247,680	25	123,815	--	123,840
1997 in a private offering for cash	400,000	40	199,960	--	200,000
1997 in a private offering for cash	37,500	4	37,496	--	37,500
1997 for services related to the
private offering	100,000	10	(10)	--	--
1997 for public shell purchase	1,340,000	134	(134)	--	--
Issuances of common stock in:
1998 in a private offering for cash	40,000	4	29,996	--	30,000
1998 in a private offering for cash	100,750	10	100,740	--	100,750
1998 for services	320,700	32	320,668	--	320,700
Imputed film storage rental costs	--	--	7,200	--	7,200
Issuances of common stock in:
1999 for services	70,000	7	52,494	--	52,500
1999 in a private offering for cash	147,000	15	36,035	--	36,050
Imputed film storage rental costs	--	--	7,200	--	7,200
Issuance of common stock
in 2000 for cash	226,880	23	56,697	--	56,720
in 2000 for services	142,500	14	35,611	--	35,625
in March for payment of prior
year account payable	45,000	5	20,995	--	21,000
in July for computer equipment	26,120	2	6,528	--	6,530
in September for public shell
purchase price adjustment	160,000	16	(16)	--	--
Imputed film storage rental costs	--	--	7,200	--	7,200
Net loss - period from Inception
through Dec. 31, 2000	--	--	--	(1,612,537)	(1,612,537)
Balances, December 31, 2000	7,554,658	$755	$1,118,324	$(1,612,537)	$(493,458)

(continued on next page)
See accompanying summary of accounting policies and notes to financial statements.

MAC FILMWORKS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period from November 22, 1994 (Inception) to December 31, 2007

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Totals
Balances, December 31, 2000	7,554,658	$755	$1,118,324	$(1,612,537)	$(493,458)
Issuance of common stock in:
2001 for services	1,200,000	120	119,880	--	120,000
2001 for cash	100,000	10	9,990	--	10,000
2001 for payment of accounts payable	1,800,000	180	94,197	--	94,377
Imputed film storage rental costs	--	--	7,200	--	7,200
Net loss	--	--	--	(973,944)	(973,944)
Balances, December 31, 2001	10,654,658	1,065	1,349,591	(2,586,481)	(1,235,825)
Imputed film storage rental costs	--	--	7,200	--	7,200
Contributions to capital	--	--	8,940	--	8,940
Net loss	--	--	--	(151,174)	(151,174)
Balances, December 31, 2002	10,654,658	1,065	1,365,731	(2,737,655)	(1,370,859)
Imputed film storage rental costs	--	--	7,200	--	7,200
Shares issued for film purchase	100,000	10	9,990	--	10,000
Net loss	--	--	--	(167,049)	(167,049)
Balances, December 31, 2003	10,754,658	1,075	1,382,921	(2,904,704)	(1,520,708)
Imputed film storage rental costs	--	--	7,200	--	7,200
Net loss	--	--	--	(149,032)	(149,032)
Balances, December 31, 2004	10,754,658	1,075	1,390,121	(3,053,736)	(1,622,540)
Shares issued for film purchase	100,000	10	9,990	--	10,000
Shares cancelled as part of
settlement of notes payable	(50,000)	(5)	5	--	--
Contributed capital	--	--	4,395	--	4,395
Imputed film storage rental costs	--	--	7,200	--	7,200
Net loss	--	--	--	1,843,899	1,843,899
Balances, December 31, 2005	10,804,658	1,080	1,411,711	(1,209,837)	202,954
Imputed film storage rental costs	--	--	7,200	--	7,200
Imputed interest - related party debt	--	--	18,808	--	18,808
Net loss	--	--	--	(691,791)	(691,791)
Balances, December 31, 2006	10,804,658	1,080	1,437,719	(1,901,628)	(462,829)
Shares issued for services received	1,000,000	100	149,900		150,000
Shares issued for sale of stock	3,846,154	385	99,615		100,000
Shares issued related to asset sale	8,300,205	830	248,176		249,006
Deemed contribution by related party			530,714		530,714
Imputed film storage rental costs			5,400		5,400

Imputed interest – related party debt			22,875		22,875
Net loss	--	--	--	(621,033)	(621,033)
Balances, December 31, 2007	23,951,017	$2,395	$2,494,399	$(2,522,661)	$(25,867)

See accompanying summary of accounting policies and notes to financial statements.

MAC FILMWORKS, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
Years Ended December 31, 2007 and 2006, and Period from
November 22, 1994 (Inception) to December 31, 2007

			Inception to
			December 31,
	2007	2006	2007

Cash Flows From Operating Activities
Net loss	$(621,033)	$(691,791)	$(2,522,661)
Net loss from discontinued operations	621,033	691,791	2,522,661
Net loss from continuing operations	-	-	-
Net Cash Used In Discontinued Operations from Operating Activities	(325,450)	(365,919)	(1,859,437)

Cash Flows From Investing Activities
Net Cash Provided by (Used In) Discontinued
Operations from Investing Activities	(41,660)	175,000	1,124,465

Cash Flows From Financing Activities
Proceeds from sales of common stock	100,000	-	100,000
Net cash provided by continuing operations	100,000	-	100,000
Net cash provided by discontinued operations	116,240	1,253	644,382
Net Cash Provided By Financing Activities	216,240	1,253	744,382

Net change in cash	(150,870)	(189,666)	9,410

Cash at beginning of period	160,280	349,946	-
Cash at end of period	$9,410	$160,280	$9,410
Supplemental Cash Flow Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-
Non-cash operating and financing activities:
Forgiveness of debt	405,673	-	-
Forgiveness of accrued salary	444,609	-	-
Shares issued related to asset sale	249,006	-	-
Net assets sold as part of asset sale	70,562	-	-
Deemed capital contribution by related party	530,714	-	-

See accompanying summary of accounting policies and notes to financial statements.

MAC FILMWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Through September 2007, Mac Filmworks was an entertainment company engaged in acquiring, licensing, distributing, and selling classic movies, TV serials and other film products.  In September 2007, Mac Filmworks sold substantially all the assets of the Company to Jim McCullough, its chief executive officer.  At that time, the Company ceased all operations and has had no operations since that time.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

Discontinued Operations
Mac Filmworks presents the results of operations, financial position and cash flows of operations that have been sold as discontinued operations.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash
For purposes of the statement of cash flows, Mac Filmworks considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2007.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. Mac Filmworks adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

Basic and diluted net income (loss) per share
The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2007 and 2006, there were no potential dilutive securities.

Revenue Recognition
We have ceased operations and do not anticipate generating revenues in the foreseeable future.  Historically, we recognized revenue in accordance with Statement of Accounting Position 00-2 "Accounting by Producers or Distributors of Films." Revenue was recognized from a sale or licensing arrangement of a film when persuasive evidence of a sale or licensing arrangement with a customer exists; the film was complete and, in accordance with the terms of the arrangement, had been delivered or was available for immediate and unconditional delivery; the license period of the arrangement had begun and the customer began its exploitation, exhibition or sale; the arrangement fee was fixed or determinable; and collection of the arrangement fee was reasonably assured.

Share-Based Compensation
On January 1, 2006, Mac Filmworks adopted SFAS No. 123 (R), “Share-Based Payment.” SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Mac Filmworks adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Since Mac Filmworks has not granted options during the year ended December 31, 2007 or during any period prior to January 1, 2006, the adoption of SFAS 123(R) had no impact.

Newly Issued Accounting Pronouncements
Mac Filmworks does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position, or cash flow.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Mac Filmworks will continue as a going concern. Mac Filmworks incurred net loss from operations for the twelve months ended December 31, 2007, and has negative cash flows from operations for the twelve months ended December 31, 2007. These conditions raise substantial doubt as to Mac Filmworks ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Mac Filmworks is unable to continue as a going concern.

NOTE 3 - COMMON STOCK AND STOCK PAYABLE

On April 13, 2007, Mac Filmworks issued 1,000,000 shares valued at $150,000 for consulting services.

On September 28, 2007, Mac Filmworks issued 3,846,154 shares of common stock to a third party at a price of $0.026 per share for $100,000 cash.

On October 30, 2007, Mac Filmworks completed an asset sale transaction whereby Mac Filmworks issued 8,300,205 shares with a fair value of $249,006 of the Company’s common stock and transferred substantially all of the Company’s assets to Jim McCullough, its chief executive officer, in exchange for McCullough forgiving $405,673 in debt owed by Mac Filmworks to McCullough and his affiliates (see Note 4 below).  Mac Filmworks obtained a financial analysis by an independent third party to determine the number of shares to issue McCullough in the transaction.

NOTE 4 - DISCONTINUED OPERATIONS

During the year ended December 31, 2007, Mac Filmworks sold the operations of Mac Filmworks to the then majority shareholder as well as enter into a series of transactions that would result in a change of control and a new business direction. The operations of Mac Filmworks film business have been presented as discontinued operations.  As part of the discontinued operations, Mac Filmworks recognized $60,176 in revenues and a net loss from discontinued operations of ($609,726) for the twelve months ended December 31, 2007.

•	On October 1, 2007, the chief executive officer of Mac Filmworks forgave $444,609 of accrued salary owed to him by Mac Filmworks.

•	On October 1, 2007, a related party forgave a $10,000 debt owed by Mac Filmworks.

•	On October 4, 2007, Mac Filmworks issued 3,846,154 shares of common stock to a third party investor (“investor”) for at a price of $.026 per share for $100,000 cash (see Note 3 above).

•
On October 30, 2007, Mac Filmworks completed an asset sale transaction whereby Mac Filmworks issued 8,300,205 shares of the Company’s common stock and transferred substantially all of the Company’s assets  net of accounts payable to Jim McCullough, its chief executive officer, in exchange for McCullough forgiving $405,673 in debt owed by Mac Filmworks to McCullough and his affiliates.

•
On October 30, 2007, Jim McCullough and Richard Mann resigned as members of the Mac Filmworks board of directors. Jim McCullough also resigned as Chief Executive Officer and Chief Financial Officer of Mac Filmworks. Concurrently, Dwayne Deslatte was appointed to serve as President and sole director of Mac Filmworks.

•
On October 30, 2007, Jim McCullough sold 11,100,205 personally owned shares of Mac Filmworks to the investor for $200,000. These shares plus the 3,846,154 shares previously purchased by the investor gave the investor approximately 62% ownership of Mac Filmworks resulting in a change in control.

NOTE 5- STOCK OPTION PLANS

Mac Filmworks adopted its 1998 Incentive Stock Option Plan to provide incentive stock options within the meaning of that term under Internal Revenue Code Section 422. Such share options would be issued to current officers and employees at prices at or above current stock fair market value. 500,000 shares were reserved for issuance under the plan. As of December 31, 2007, no options had been granted.

NOTE 6 - INCOME TAXES

At December 31, 2007, deferred tax assets consisted of the following:

2007
Deferred tax assets:
NOL carry forward	$448,000
Less: valuation allowance	(448,000)
Net deferred taxes	$--

Mac Filmworks had a net operating loss carryforward of approximately $1,280,568 at December 31, 2007. The NOL will expire in 2027.

NOTE  7 – RELATED PARTY TRANSACTIONS

Several shareholders loaned Mac Filmworks money to fund ongoing operations and paid expenses on behalf of Mac Filmworks. From time to time, Mac Filmworks has paid these shareholders back by paying expenses on their behalf. In 2007 and 2006, expenses of $116,241 and $1,881 were paid for Mac Filmworks, respectively.   During the same period, Mac Filmworks paid $0 and $1,135 for these related parties. Until September 2007, the loan amounts were due on demand and unsecured.  Interest was being imputed at a rate of 7% through September 2007.  On October 1, 2007, all loans had been forgiven by the shareholders (see Note 4 above).

NOTE 8 – SUBSEQUENT EVENTS

On February 7, 2008, the Company issued 100,000 shares of the Company’s Common Stock to Dwayne Deslatte, its sole officer and director, for services rendered.  The shares were valued at $2,000.

On February 7, 2008, the Company issued 100,000 shares of the Company’s Common Stock to a third party consultant for services rendered. The shares were valued at $2,000.

On February 18, 2008, the Company sold 384,615 shares of the Company’s Common Stock to John Thomas Bridge and Opportunity Fund, LLP, its majority shareholder, at a purchase price of $0.026 per share for an aggregate investment of $10,000.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.                            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President, also serving as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

ITEM 8B.    OTHER INFORMATION

Not Applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets for the name, age and position of our sole executive officer and director. Set forth below is a description of the business experience and background of the person named in the table:

Name	Age	Position

Dwayne Deslatte	38	Chairman, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer & Director

Dwayne Deslatte.  Mr. Deslatte has served as our sole executive officer and director since October 2007.  He has worked as a private consultant in business development and project management with private and public companies since 2003. From 2004 through 2006, he served as Vice President of Business Research and Analysis of SH Celera Capital Corporation. While at SH Celera, he was involved in due diligence and consulting for client companies. In 2004, Mr. Deslatte served on the Board of Directors of Sportan United Industries, which was renamed PharmaFrontiers after a merger with a company of the same name. He continued as a Director of PharmaFrontiers through its merger with Opexa Pharmaceuticals, now Opexa Therapeutics (OPXA: NASDAQ). Mr. Deslatte is also a Registered Nurse who serves on the staff at St. Joseph’s Hospital in Phoenix, Arizona since 2007. He served as a Registered Nurse in general surgery with Texas Children's Hospital from 2001 to 2005. From January 2000 until April 2001, he worked in orthopedic nursing at St. Joseph's Hospital. Mr. Deslatte received a B.S. in Nursing, cum laude, from Texas Woman's University, a B.A. in History from Texas A&M University, and an MBA from Texas Woman’s University. While at Texas A&M University, Mr. Deslatte served in the Corps of Cadets for four years. He is a member of Sigma Theta Tau Honor Society.

Board of Directors & Director Compensation

Our director holds office until the next annual meeting of shareholders and until his successor has been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated our director for service on the Board of Directors, but he is entitled to be reimbursed for expenses incurred for attendance at meetings of the Board.  However, due to our lack of funds, our director will defer his expenses and any compensation until such time as business warrants such expenses. As of the date hereof, our director has not accrued any expenses or compensation.

Independence of Board & Committees

Mr. Deslatte, our sole director is not an independent director as defined by Rule 10A-3 of the Exchange Act.  The Board has not established any committees and, accordingly, the Board serves as the audit, compensation, and nomination committee.  The board has determined that it does not have a financial expert as defined in Item 407(d)(5) of Regulation S-B.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received and the representations of the reporting person, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2007, except Mr. Deslatte did not file his Form 3 upon becoming the Company’s sole officer and director in October 2007.

Code of Ethics

We have not yet adopted a code of ethics which applies to the chief executive officer, or chief financial and accounting officer or controller, or persons performing similar functions due to several factors.  We intend to adopt a written code of ethics in fiscal 2008.

ITEM 10.                            EXECUTIVE COMPENSATION

The following table contains compensation data for our named executive officers as of December 31, 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary And Consulting Payments ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Jim McCullough (1)	2007	99,682	--	--	--	99,682
	2006	84,000	--	--	--	84,000

Dwayne Deslatte (2)	2007	--	--	2,000	--	2,000
	2006	--	--	--	--	--
______________

(1)	Mr. McCullough served as the Company’s president until October 2007.

(2)	Mr. Deslatte replaced Mr. McCullough as the Company’s president in October 2007.

Outstanding Equity Awards at Year-End

No equity awards, either in the form of restricted stock grants or options, have been issued to the named executive officer during fiscal 2006 or 2007 and no awards are outstanding at December 31, 2007.

Employment & Consulting Agreements

The Company has not entered into any employment or consulting agreements.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company’s common stock outstanding as of March 25, 2008, was 24,535,632 shares.  The table below sets forth, the beneficial ownership of common stock of our directors, our named executive officer, the holders of five percent or more of our common stock and our officers and directors as a group as of March 25, 2008.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act.  Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date of this table.  In computing the percentage ownership of any person, the amount of shares includes the amount of shares beneficially owned by the person by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person does not necessarily reflect the person’s actual voting power.

To the Company’s knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage Of Class

Beneficial Owners of more than 5%:
John Thomas Bridge & Opportunity Fund, LLP (1)	15,330,974	62.5%
Kenneth O’Neal (2)	1,600,000	6.7%

Named Executive Officer and Director:
Dwayne Deslatte (3)	100,000	*
All directors & executive officers as a group (1 person)	100,000	*
___________________________
* Less than 1%

(1)
Mr. George Jarkesy exercises voting and dispositive power of the shares held by John Thomas Bridge & Opportunity Fund LLP.  Mr. Jarkesy’s business address is 3 Riverway, Suite 1800, Houston, Texas 77056.

(2)	Mr. O'Neal's business address is 1214 Virginia Drive, Kerrville TX 78028. 5,000 of these shares are held by Mr. O’Neal’s spouse.

(3)	Mr. Deslatte’s business address is 3 Riverway, Suite 1800, Houston, Texas 77056.

ITEM 12.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2007, the Company issued 3,846,154 shares of its common stock to John Thomas in exchange for $100,000.

In October 2007, the Company completed an asset sale transaction whereby it issued 8,300,205 shares of the Company’s common stock and transferred substantially all of the Company’s assets net of accounts payable to Jim McCullough, its then chief executive officer, in exchange for McCullough forgiving $405,673 in debt owed by the Company to McCullough and his affiliates, as described in the paragraph below.

Several shareholders loaned the Company money to fund ongoing operations and paid expenses on behalf of the Company. From time to time, the Company has paid these shareholders back by paying expenses on their behalf.  In 2007 and 2006, expenses of $116,241 and $1,881 were paid for the Company, respectively.   During the same periods, Mac Filmworks paid $0 and $1,135 on behalf of these related parties.  Until September 2007, the loan amounts were due on demand and unsecured.  Interest was being imputed at a rate of 7% through September 2007.  In October 2007, all loans were forgiven by the shareholders in connection with the asset sale transaction.

In October 2007, the Company’s then chief executive officer forgave $444,609 of accrued salary owed to him by the Company.

In October 2007, a related party forgave a $10,000 debt owed by Mac Filmworks.

ITEM 13.                       EXHIBITS

(a)            The following exhibits are to be filed as part of this 10-KSB:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

31.1	Initial Articles of Incorporation (1)

31.2	Certificate of Amendment (2)

31.3	Amended & Restated Bylaws (3)

10.1	1998 Stock Option Plan (4)

10.2	Asset Purchase Agreement (5)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Executive Officer (5)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Financial Officer (5)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Chief Executive Officer (5)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Chief Financial Officer (5)

 ___________________________
(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 dated September 28, 2001 and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 dated September 28, 2001 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 dated September 28, 2001 and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 dated September 28, 2001 and incorporated by reference herein.
(5)	Filed herewith.

ITEM 14.                            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by Malone & Bailey, P.C. ("Malone") for the fiscal years ended December 31, 2007 and 2006, were as follows:

	2007	2006

Audit fee	$28,000	$12,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Audit fees for the fiscal years ended December 31, 2007 and 2006 represent the aggregate fees billed for professional services rendered by Malone for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Committee Pre-Approval Policies and Procedures

The Board of Directors serves as the audit committee of the Company. The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Board of Directors has considered the role of Malone & Bailey, PC in providing services to us for the fiscal year ended December 31, 2007 and has concluded that such services are compatible with Malone & Bailey's independence as the Company's auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAC FILMWORKS, INC.

By:	/s/ DWAYNE DESLATTE
Dwayne Deslatte
Chief Executive Officer & Chief Financial Officer

Date:	March 31, 2008

EXHIBIT INDEX

The following exhibits are to be filed as part of this 10-KSB:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

31.1	Initial Articles of Incorporation (1)

31.2	Certificate of Amendment (2)

31.3	Amended & Restated Bylaws (3)

10.1	1998 Stock Option Plan (4)

10.2	Asset Purchase Agreement (5)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Executive Officer (5)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Financial Officer (5)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Chief Executive Officer (5)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Chief Financial Officer (5)

___________________________
(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 dated September 28, 2001 and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 dated September 28, 2001 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 dated September 28, 2001 and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 dated September 28, 2001 and incorporated by reference herein.
(5)	Filed herewith.