Form 10-Q
period 2008-03-31
MAC FILMWORKS INC
filed 2008-05-14
CIK 1131166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, ora smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

The Registrant’s common stock outstanding as of May 13, 2008 was 24,535,632 shares.

Mac Filmworks, Inc.

PART I

ITEM 1.   FINANCIAL STATEMENTS

MAC FILMWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2008	2007

Assets
Current Assets
Cash	$11,029	$9,410

Total Assets	$11,029	$9,410

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$53,755	$35,277

Total Current Liabilities	53,755	35,277

Stockholders' Deficit
Preferred stock, $.0001 par, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.0001 par, 50,000,000 shares authorized; 24,535,632 and 23,951,017 shares issued and outstanding, respectively	2,454	2,395
Paid-in capital	2,508,341	2,494,399
Deficit accumulated during the development stage	(2,553,521)	(2,522,661)
Total Stockholders' Deficit	(42,726)	(25,867)
Total Liabilities and Stockholders' Deficit	$11,029	$9,410

The accompanying notes are an integral part of these financial statements.

MAC FILMWORKS, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
For the Three Months Ended March 31, 2008 and 2007,
and the Period from November 22, 1994 (Inception) to
March 31, 2008
(Unaudited)

	Three Months Ended March 2008	Three Months Ended March 2007	Inception to March 2008

General and administrative expenses	$30,859	$-	$52,302

Loss from continuing operations	(30,859)	-	52,302
Loss from discontinued operations	-	(145,817)	(2,501,218)
Net Loss	$(30,859)	$(145,817)	$(2,553,520)

Basic and Diluted:
Loss per share from continuing operations	$(0.00)	$(0.00)	n/a

Loss per share from discontinued operations	(0.00)	(0.01)	n/a

Net Loss per share	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Shares	24,245,015	10,804,658

The accompanying notes are an integral part of these financial statements.

MAC FILMWORKS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007,
and the Period from November 22, 1994 (Inception) to
March 31, 2008
(Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Inception to March 31, 2008
Cash Flows From Operating Activities
Net loss	$(30,859)	$(145,817)	$(2,553,520)
Net loss from discontinued operations	-	145,817	(2,501,218)
Net loss from continuing operations	(30,859)	-	(52,302)

Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	4,000	-	4,000
Changes in operating liabilities:	-	-	-
Accounts payable	18,478	-	18,478

Net cash used in continuing operations	(8,381)	-	(29,824)
Net cash used in discontinued operations	-	(91,416)	(1,837,994)
Net cash used in operating activities	(8,381)	(91,416)	(1,867,818)

Cash Flows From Investing Activities
Net cash used in discontinued operations from investing activities	-	(40,000)	1,124,465

Cash Flows From Financing Activities
Proceeds from sale of common stock	10,000	-	110,000
Net cash provided by continuing operations	10,000	-	110,000
Net cash provided by discontinued operations	-	-	644,382
Net cash provided by financing activities	10,000	-	754,382

Net change in cash	1,619	(131,416)	11,029

Cash at beginning of period	9,410	160,280	-
Cash at end of period	$11,029	$28,864	$11,029
Supplemental Cash Flow Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

MAC FILMWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Mac Filmworks, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Mac Film's latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2007, as reported in the 10-KSB, have been omitted.

In October 2007, the Company sold its assets to the then chief executive officer and entered into a series of transactions that resulted in a change of control and a new business direction.  The Company’s operations in the film business during 2007 are presented as discontinued operations.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Mac Filmworks will continue as a going concern. Mac Filmworks incurred a net loss from operations for the three months ended March 31, 2008, and has a negative cash flow from operations for the three months ended March 31, 2008. These conditions raise substantial doubt as to Mac Filmworks ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Mac Filmworks is unable to continue as a going concern.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Overview

Through October 2007, the Company was an entertainment company with a business strategy to acquire, license, distribute and/or sell classic movies, TV serials and other film products. Since our inception, we have operated as a development stage company.    In October 2007, the Company sold substantially all the assets of the Company to Jim McCullough, its then chief executive officer.   Upon completion of the sale of all of the Company’s assets, the Company ceased all business operations and began seeking potential acquisition opportunities.

Management plans to maintain the long-term financial viability of the Company by seeking another   entity with which to consummate an acquisition or merger agreement. Management believes its plan will provide us with the wherewithal to continue in existence.   As of the date hereof, the Company has not entered into any acquisition arrangements.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net loss from operations for the three months ended March 31, 2008, and has negative cash flows from operations for the three months ended March 31, 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Critical Accounting Policies

General

The Financial Statements and Notes to Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made.

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

Discontinued Operations

In October 2007, the Company sold its assets to the then chief executive officer and entered into a series of transactions that resulted in a change of control and a new business direction, as was discussed in the Description of Business section of Item I.  The Company’s operations in the film business during 2007 are presented as discontinued operations.

Liquidity

As of March 31, 2008, we had $11,029 in cash, $53,755 in current liabilities, which amount primarily constitutes professional fees owed, and a working capital deficit of $42,726.  In September 2007, our Company ceased distributing and selling film products and has generated no revenues since that time.  We do not anticipate generating any revenues in the foreseeable future.

During the next twelve months, our Company's only foreseeable cash requirements will relate to maintaining our good standing in the State of Delaware and reporting obligations as a publicly-traded company. On February 18, 2008, to assist in funding these obligations, the Company sold 384,615 shares of the Company’s Common Stock to John Thomas at a purchase price of $0.026 per share for an aggregate investment of $10,000.  Our Company does not have any additional cash reserves to pay for our administrative expenses for the next 12 months. In the event that additional funding is required in order to keep our Company in good standing, we will attempt to raise such funding through a private placement of our common stock to accredited investors. However, there is no guarantee that we will be successfully in completing any future financings

Contractual Commitments

As of March 31, 2008, the Company had no contractual commitments.

Off-Balance Sheet Arrangements

As of March 31, 2008 the Company had no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

None.

ITEM 4T.	CONTROLS AND PROCEDURES

a)       Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on such evaluation, he has concluded that the Company's disclosure controls and procedures are effective.  In our evaluation of disclosure controls and procedures as of December 31, 2007, we concluded there was a material weakness in our internal control over financial reporting which we viewed as an integral part of our disclosure controls and procedures.  The material weakness as noted below in (b) has been remediated.

b)       Changes in Internal Control Over Financial Reporting

In the first quarter of 2008, a third party accounting firm assisted our President/Treasurer with bookkeeping and financial reporting.  As a result, we have remediated the segregation of duties material weakness identified as of December 31, 2007.

Our management, with the participation of the principal executive officer and principal financial officer, has concluded there were no significant changes other than the change noted above in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.        LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

There have been no material changes in the risk factors previously reported in the Company’s 2007 Annual Report on Form 10-KSB.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The above transactions were completed pursuant to Section 4(2) of the Securities Act and did not involve any public offering and was sold to one entity. That recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that it had such knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

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

Date: May 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

/s/ Dwayne Deslatte
Dwayne Deslatte
Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

Date:  May 14, 2008

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002