Form 10-Q
period 2008-06-30
MAC FILMWORKS INC
filed 2008-08-08
CIK 1131166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-70526

Mac Filmworks, Inc.
(Exact name of registrant as specified in its charter)

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

Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, ora smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant’s common stock outstanding as of July 25, 2008 was 24,535,632  shares.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Mac Filmworks, Inc.

INDEX

			Page No.
Part I		Financial Information	1

	Item 1.	Financial Statements	1

		Balance Sheets dated June 30, 2008 and December 31, 2007 (Unaudited)	1

		Statements of Expenses for the Three and Six Months Ended June 30, 2008 and 2007, and the Period from November 22, 1994 (Inception) to June 30, 2008 (Unaudited)	2

		Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007, and the Period from November 22, 1994 (Inception) to June 30, 2008 (Unaudited)	3

		Notes to Financial Statements (Unaudited)	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

	Item 3.	Quantitative and Qualitative Disclosures About Market Risks	7

	Item 4T.	Controls and Procedures	7

Part II		Other Information	7

	Item 1.	Legal Proceedings	7

	Item 1A.	Risk Factors	7

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

	Item 3.	Defaults Upon Senior Securities	7

	Item 4.	Submission of Matters to a Vote of Security Holders	7

	Item 5.	Other Information	8

	Item 6.	Exhibits	8

		Signatures	8

PART I

ITEM 1.   FINANCIAL STATEMENTS

MAC FILMWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets
Current Assets
Cash	$6,650	$9,410

Total Assets	$6,650	$9,410

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$57,379	$35,277
Advances from Shareholder	10,000	-
Total Current Liabilities	67,379	35,277

Stockholders' Deficit
Preferred stock, $.0001 par, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.0001 par, 50,000,000 shares authorized; 24,535,632 and 23,951,017 shares issued and outstanding, respectively	2,454	2,395
Paid-in capital	2,508,341	2,494,399
Deficit accumulated during the development stage	(2,571,524)	(2,522,661)
Total Stockholders' Deficit	(60,729)	(25,867)
Total Liabilities and Stockholders' Deficit	$6,650	$9,410

The accompanying notes are an integral part of these financial statements.

MAC FILMWORKS, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
For the Three and Six Months Ended June 30, 2008 and 2007,
and the Period from November 22, 1994 (Inception) to
June 30, 2008
(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Inception to June 30, 2008

General and administrative expenses	$18,004	$–	$48,863	$–	$70,306

Loss from continuing operations	(18,004)	–	(48,863)	–	(70,306)
Loss from discontinued operations	–	(324,180)	–	(469,996)	(2,501,218)
Net Loss	$(18,004)	$(324,180)	$(48,863)	$(469,996)	$(2,571,524)

Basic and Diluted:
Loss per share from continuing operations	$(0.00)	$–	$(0.00)	$–	n/a

Loss per share from discontinued operations	–	(0.03)	–	(0.04)	n/a

Net Loss per share	$(0.00)	$(0.03)	$(0.00)	$(0.04)	n/a

Basic and Diluted Weighted Average Shares	24,535,632	11,672,790	24,390,324	11,241,122

The accompanying notes are an integral part of these financial statements.

MAC FILMWORKS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007,
and the Period from November 22, 1994 (Inception) to
June 30, 2008
(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Inception to June 30, 2008
Cash Flows From Operating Activities
Net loss	$(48,863)	$(469,996)	$(2,571,524)
Net loss from discontinued operations	-	469,996	2,501,218
Net loss from continuing operations	(48,863)	-	(70,306)

Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	4,000	-	4,000
Changes in operating liabilities:
Accounts payable and accrued expenses	22,103	-	22,103
Net cash used in continuing operations	(22,760)	-	(44,203)
Net cash used in discontinued operations	-	(191,663)	(1,837,994)
Net cash used in operating activities	(22,760)	(191,663)	(1,882,197)

Cash Flows From Investing Activities
Net cash used in discontinued operations from investing activities	-	(41,661)	1,124,465

Cash Flows From Financing Activities
Advance from shareholders	10,000	-	10,000
Proceeds from sale of common stock	10,000	-	110,000
Net cash provided by continuing operations	20,000	-	120,000
Net cash provided by discontinued operations	-	-	644,382
Net cash provided by financing activities	20,000	-	764,382

Net cash used in discontinued operations from financing activities	-	76,501	-
Net change in cash	(2,760)	(156,823)	6,650

Cash at beginning of period	9,410	160,280	-
Cash at end of period	$6,650	$3,457	$6,650
Supplemental Cash Flow Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Mac Filmworks will continue as a going concern. Mac Filmworks incurred a net loss from operations for the six months ended June 30, 2008, and has a negative cash flow from operations for the six months ended June 30, 2008. These conditions raise substantial doubt as to Mac Filmworks ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Mac Filmworks is unable to continue as a going concern.

NOTE 3 - ADVANCES FROM STOCKHOLDERS

On June 2, 2008 Mac has taken an advance from John Thomas Bridge and Opportunity Fund to cover settlement of obligations and ongoing administrative expenses. The advances bear interest at a rate of 8.0% per annum. The note is due to mature on December 31, 2008. Total advances amounted to $10,000 and related accrued interest amounted to $64 at June 30, 2008.

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

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net loss from operations for the six months ended June 30, 2008, and has negative cash flows from operations for the six months ended June 30, 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

On July 1, 2008, the Company entered into a letter of intent (the “Letter of Intent”) to acquire Sahara Media, Inc. (“Sahara”).  Sahara is the owner and operator of Honey Magazine, a publication that targets women ages 18-34.

Under the transactions contemplated under the Letter of Intent, the Company is expected to acquire all of the outstanding capital stock of Sahara in exchange for shares of the Company’s common stock either through a merger or reorganization, resulting in a change of control transaction. The closing of the acquisition is subject to the ability of Sahara to obtain a minimum of $3 million of financing from investors.

Subject to the satisfaction of the certain conditions and other customary conditions, the definitive agreement is expected to be entered into by September 1, 2008 and the acquisition and financing is expected to close by October 1, 2008.

Sahara paid the Company $25,000 to act exclusively with Sahara until September 1, 2008.  Other than the exclusivity clause and other provisions regarding good faith and confidentiality, the Letter of Intent is non binding.  Therefore, there can be no assurance that the acquisition will be completed.

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

Liquidity

As of June 30, 2008, we had $6,650 in cash, $67,379 in current liabilities, which amount primarily constitutes professional fees owed, and a working capital deficit of $60,729.  In September 2007, our Company ceased distributing and selling film products and has generated no revenues since that time.  We do not anticipate generating any revenues in the foreseeable future.

On June 2, 2008 Mac has taken an advance from John Thomas Bridge and Opportunity Fund to cover settlement of obligations and ongoing administrative expenses. The advances bear interest at a rate of 8.0% per annum. The note agreements is due to mature on December 31, 2008. Total advances amounted to $10,000 and related accrued interest amounted to $64 at June 30, 2008.

During the next twelve months, our Company's only foreseeable cash requirements will relate to maintaining our good standing in the State of Delaware and reporting obligations as a publicly-traded company.  Our Company does not have any additional cash reserves to pay for our administrative expenses for the next 12 months. In the event that additional funding is required in order to keep our Company in good standing, we will attempt to raise such funding through a private placement of our common stock to accredited investors. However, there is no guarantee that we will be successfully in completing any future financings.

Contractual Commitments

As of June 30, 2008, the Company had no contractual commitments.

Off-Balance Sheet Arrangements

As of June 30, 2008 the Company had no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

None.

ITEM 4T.	CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer (“CEO”) has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on such evaluation, he has concluded that the Company's disclosure controls and procedures are effective. In our evaluation of internal controls over financial reporting as of December 31, 2007, we concluded there was a material weakness in our internal control over financial reporting which we viewed as an integral part of our disclosure controls and procedures.  The material weakness as noted below in (b) has been remediated.

b)   Changes in Internal Control Over Financial Reporting

In the second quarter of 2008, a third party accounting firm assisted our CEO with bookkeeping and financial reporting.  As a result, we have remediated the segregation of duties material weakness identified as of December 31, 2007.

Our management has concluded there were no significant changes other than the change noted above in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Date: August 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

/s/ Dwayne Deslatte
Dwayne Deslatte
Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

Date:  August 8, 2008

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002