Form 10-Q
period 2008-09-30
SAHARA MEDIA HOLDINGS, INC.
filed 2008-11-20
CIK 1131166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

COMMISSION FILE NUMBER 000-52363

SAHARA MEDIA HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2820999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Greene Street, 4th Floor New York, New York	10012
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (212) 343-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes /x / No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 17, 2008, there were 30,812,042 outstanding shares of the Registrant's Common Stock, $.003 par value.

SAHARA MEDIA HOLDINGS, INC.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3
Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2008 and 2007 and for the period January 18, 2005 (date of inception) through September 30, 2008 (unaudited)	4
Statement of Changes in Stockholders’ Equity (Deficiency) for the period January 18, 2005 (date of inception) to December 31, 2005 through September 30, 2008 (unaudited)	5
Statement of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period January 18, 2005 (date of inception) through September 30, 2008 (unaudited)	6
Notes to financial statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and qualitative disclosures about market risk	22
Item 4T. Controls and Procedures	22
PART II - OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	23
SIGNATURES	24

SAHARA MEDIA HOLDINGS, INC.

ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THE FINANCIAL STATEMENTS.

PART I Financial Information

ITEM I.  FINANCIAL STATEMENTS
Sahara Media Holdings Inc.
(a development stage enterprise)
Consolidated balance sheets

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash	$3,964,096	$1,530
Accounts receivable	-	2,347
Other	13,500	-
Total current assets	3,977,596	3,877

Cash in escrow	1,728,028	-
Intangible assets, net	3,296,520	356,556

Total assets	$9,002,144	$360,433

Liabilities and stockholders' equity (deficiency)
Current liabilities:
Accounts payable and accrued expenses	$140,637	$197,771
Accrued expenses, related parties	-	450,000
Subscription liability	-	406,000
Stock subscription liability	1,670,000	-
Advances payable, related parties	-	180,888
Notes payable, related parties	-	588,180
Notes payable	-	302,992
Total current liabilities	1,810,637	2,125,831

Stockholders' equity (deficiency):
Preferred stock, $0.001 par value; 10,000,000
shares authorized; no shares issued or outstanding

Common stock, $0.003 par value; 50,000,000 shares authorized; ;
29,394,159 shares issued and outstanding at September 30, 2008
$0.00001 par value; shares authorized; 1,977,100 shares
issued and outstanding at December 31, 2007 $.03 par value	88,182	20

Additional paid-in capital	10,154,934	194,982
Deficit accumulated during the development stage	(3,051,609)	(1,960,400)
Total stockholders' equity (deficiency)	7,191,507	(1,765,398)

Total liabilities and stockholders' equity	$9,002,144	$360,433

See accompanying notes to financial statements.

Sahara Media Holdings, Inc.
(a development stage enterprise)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		Period from inception
	September 30,		September 30,		January 18, 2005
	2008	2007	2008	2007	through September 30, 2008

Revenue	$5,259	$-	$8,183	$-	$35,530

Costs and expenses:

Selling and marketing	15,090	4,813	42,961	6,813	159,443
General and administrative	582,067	53,227	783,717	280,040	2,139,828
Product development	63,635	18,375	164,772	110,874	577,252

Loss from operations	(655,533)	(76,415)	(983,267)	(397,727)	(2,840,993)

Interest expense-related party	-	(9,416)	(17,053)	(28,248)	(96,735)
Interest expense	(75,651)	(4,832)	(90,889)	(15,271)	(113,881)

Net loss	$(731,184)	$(90,663)	$(1,091,209)	$(441,246)	$(3,051,609)

Basic and diluted loss per share	$(0.04)	$(0.05)	$(0.15)	$(0.22)

Weighted average common shares
- basic and diluted	18,063,451	1,977,100	7,356,137	1,973,478

See accompanying notes to financial statements.

Sahara Media Holdings, Inc.
(a development stage company)
Statement of Stockholders' Equity (Deficiency)
For the period from January 18, 2005 (date of inception) to December 31, 2005 through September 30, 2008

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Issuance of common stock to founder net of cancellation	1,147,500	$12	$194,368	$-	$194,380
Issuance of common stock to director	120,000	1	119	-	120
Issuance of common stock to investors	499,800	5	495	-	500
Issuance of common stock to investor	15,000	-	-	-	-

Net loss	-	-	-	(405,269)	(405,269)

Balance at December 31, 2005	1,782,300	18	194,982	(405,269)	(210,269)

Issuance of common stock to consultant	30,000	-	-	-	-

Net loss	-	-	-	(826,402)	(826,402)

Balance at December 31, 2006	1,812,300	18	194,982	(1,231,671)	(1,036,671)

Issuance of common stock on exercise of warrant	164,800	2	-	-	2

Net loss	-	-	-	(728,729)	(728,729)

Balance at December 31, 2007	1,977,100	20	194,982	(1,960,400)	(1,765,398)

Issuance of common stock to founder to settle note
payable and advances to related parties	13,363,390	134	1,303,709		1,303,843
Cancellation of common stock on settlement	(1,147,500)	(11)	-		(11)
Issuance of common stock to founder	100,000	1	524,999		525,000
Issuance of common stock to a director to settle note
payable to a related party and accrued interest	452,000	5	139,237		139,242
Issuance of common stock to a consultant to settle
accrued consulting fees to a related party	210,000	2	142,418		142,420
Cancellation of common stock on settlement	(30,000)	-	-		-
Cancellation of common stock	(312,300)	(3)	-		(3)
Issuance of common stock to a consultant to settle
acrrued consulting fees to a related party	5,500	-	8,197		8,197
Issuance of common stock to settle accrued charges on note payable	724,000	7	11,993		12,000
Cancellation of common stock on settlement of accrued charges	(164,800)	(2)	-		(2)
Issuance of common stock to settle note payable and accrued interest	140,000	1	111,392		111,393
Issuance of common stock to settle accrued consulting fees	480,000	5	25,782		25,787
Issuance of common stock to settle note payable and accrued interest	19,610		19,610		19,610
Issuance of common stock to an investor	100,000	1	49,999		50,000
Issuance of common stock to consultant	200,000	2	3,998		4,000
Issuance of common stock to settle note payable and accrued interest	31,000	-	-		-
Issuance of common stock	27,000	-	25,000		25,000
Issuance of common stock to an investor	100,000	1	49,999		50,000
Issuance of common stock to founder's company as consideration			-
for consulting services	400,000	4	(4)		-
Issuance of common stock to a related party as additional
consideration for purchase of database	1,425,000	14	1,781,236		1,781,250
Issuance of common stock to a stockholder as
consideration for a bridge loan	50,000	150	62,350		62,500
Par value of common shares under plan of merger	818,000	2,454	(2,454)		-
Cancellation of common shares under plan of merger	(18,100,000)	(181)	181		-
Issuance of common shares under plan of merger	18,100,000	54,300	(54,300)		-
Issuance of common stock to investors net of issuance costs
of $2,370,478 for private placement	6,526,159	19,578	5,768,310		5,787,888
Issuance of common stock as additional consideration for bridge loan	500,000	1,500	(1,500)		-
Issuance of common stock as additional consideration for
for private placement brokerage	3,000,000	9,000	(9,000)		-
Issuance of common stock to consultant for services	100,000	300	(300)		-
Issuance of common stock to consultant for services
related to private placement	50,000	150	(150)		-
Issuance of common stock as additional consideration
for legal services related to private placement	250,000	750	(750)		-

Net loss				(1,091,209)	(1,091,209)

Balance at September 30, 2008	29,394,159	$88,182	$10,154,934	$(3,051,609)	$7,191,507

See accompanying notes to financial statements.

Sahara Media Holdings, Inc.
(a development stage company)
Statements of Cash Flows
(unaudited)

			Period from
			inception
			January 18, 2005
	Nine Months Ended		through
	September 30,		September 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(1,091,209)	$(441,246)	$(3,051,609)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization expense	66,286	66,286	328,403
Interest expense-non cash	62,500	-	62,500
Amortization of debt discount	3,500		3,500
Changes in assets and liabilities:
Accounts receivable and other	2,347		2,347
Other receivable	(13,500)	-	(13,500)
Accounts payable and accrued expenses	124,190	3,832	321,960
Accrued expenses, related parties	50,804	86,129	235,193
Accrued salary, related parties	75,000	75,000	525,000
Subscription liability	-	-	406,000

Net cash used in operating activities	(720,082)	(209,999)	(1,180,206)

Cash flows from investing activities:
Acquisition of trademark intangibles	-	-	(604,533)
Acquisition of intangible assets	(1,225,000)	(3,533)	(1,239,140)
Restricted cash	(1,728,028)	-	(1,728,028)

Net cash used in investing activities	(2,953,028)	(3,533)	(3,571,701)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs $2,370,498	5,917,785	-	6,106,938
Stock subscription liability	1,670,000		1,670,000
Notes payable, related parties	13,553	26,498	601,734
Notes payable	34,338	39,495	337,331
Cash overdraft	-	22,539	-

Net cash provided by financing activities	7,635,676	88,532	8,716,003

Net increase (decrease) in cash	3,962,566	(125,000)	3,964,096

Cash, beginning of period	1,530	125,000	-

Cash, end of period	$3,964,096	$-	$3,964,096

Supplemental disclosures of cash flow information:

Noncash Financing Activities

Issuance of common shares to settle:
Notes payable and accrued interest, related parties	$601,734	$-	$601,734
Note payable and accrued interest	337,331	-	337,331
Advances, accrued expenses and other, related parties	1,166,193	-	1,166,193
Accounts payable and accrued expenses	181,323	-	181,323
	$2,286,581	$-	$2,286,581
Noncash Investing Activities
Issuance of common shares:
Acquisition of intangible asset	$1,781,250	$-	$1,781,250

See accompanying notes to financial statements.

Sahara Media Holdings, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2008 and 2007

(unaudited)

1.	Nature of Business and Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.GAAP") for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ending September 30, 2008, are not necessarily indicative of the months that may be expected for the year ending December 31, 2008.  The financial statements and footnotes thereto included in the Company’s annual report contained in the 8-K filing for the six months ended June 30, 2008, years ended December 31, 2007 and 2006, and for the period January 18, 2005 (date of inception) through June 30, 2008, and should be read in conjunction with this interim report.

Sahara Media Holdings, Inc. (the “Company”) is a Delaware corporation organized on September 26, 1997 under the name Keystone Entertainment, Inc. On January 14, 1998, the corporate name was changed to Mac Filmworks, Inc. On September 26, 2008, the corporate name was changed to Sahara Media Holdings, Inc. We plan to launch Honey as an online magazine and social network. We expect that the primary components of our business will be:

●	The online magazine Honeymag.com
●	The social network and Thehirespot.com
●	Our database of approximately 4.05 million names in the 18-34 urban female demographic (the Honey Database")

Sahara Media Holdings, Inc. is the parent company of Sahara Media, Inc., a Delaware corporation formed in January 2005 (“Sahara Media”), which is a development-stage company located in New York City. Since its formation, Sahara has concentrated on the development of its business strategy. Until March 2004, Vanguarde Media, an entity not affiliated with Sahara, published Honey Magazine, a publication aimed at the 18-34 urban female demographic. As a result of financial difficulties of Vanguarde Media, Honey Magazine ceased publishing.  Vanguarde Media filed for bankruptcy and in February 2005 Sahara through the bankruptcy proceedings purchased the “Honey” trademark for the class of paper goods and printed matter. Sahara plans to re-launch Honey as on online magazine and social network targeting the 18-34 urban female demographic.

On September 17, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Sahara Media Acquisitions, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Subsidiary”) and Sahara Media, Inc., a Delaware corporation.  Pursuant to the Merger Agreement, which closed on September 17, 2008 (the “Closing Date”), the Subsidiary merged into Sahara and Sahara became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company issued 18,150,000 shares of the Company’s Common Stock to the shareholders of Sahara Media. (the “Acquisition Shares”) (subject to the placement of 5,000,000 Acquisition Shares in escrow pursuant to the Escrow Agreement (defined below)), representing approximately 62% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger Agreement and the Private Placement (defined below), and the outstanding shares of common stock of Sahara Media were cancelled and converted into the right to receive the Acquisition Shares.

The acquisition of Sahara Media was treated as a reverse acquisition, and the business of Sahara Media became the business of the Company. At the time of the reverse acquisition, the Company was not engaged in any active business.

The accounting rules for reverse acquisitions require that beginning September 17, 2008, the date of the reverse acquisition, the balance sheet reflects the assets and liabilities of Sahara Media and the equity accounts were recapitalized to reflect the newly capitalized company. The results of operations reflect the operation of Sahara Media for the periods presented.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a net stockholders’ deficit accumulated during the development stage amounting to approximately $3,052,000 as of September 30, 2008.  The Company has completed a financing which raised sufficient funds to meet anticipated current working capital requirements. However, there can be no assurance that the Company will be profitable in the future. If the Company is not profitable and cannot obtain sufficient capital to fund operations, the Company may have to cease operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates. The significant estimates and assumptions made by the Company are in the area of valuation allowances for deferred tax assets and valuation of share-based payments.

Intangible Assets
The intangible asset initially recorded at cost, is considered to approximate fair value  at the time of purchase. Amortization is provided for on a straight-line basis over the estimated useful life of the asset. The Company evaluates the recoverability of its intangible asset periodically and takes into account events or circumstances that warrant revised estimates of its useful life or that indicate that an impairment exists. Management believes that because the Company is in the earlier stages of its business life cycle, the current conditions noted above do not constitute reliable impairment indicators. During the three months ended September 30, 2008, the Company acquired a database for cash and issuance of common stock.  In addition, a website is currently being developed. Amortization of the capitalized database and website costs will begin when they have been placed into service.

Category	Lives
Trademark Costs	7 years
Website Costs and Database	7 years

Revenue Recognition
Revenue is recognized when all of the following criteria are met:  (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectability is reasonably assured.

Subscriptions will be recorded as unearned revenue and recognized as revenue ratably over the subscription periods. The Company expects to begin generating revenues in 2009 once the online magazine and social net working sites are launched.

Income Taxes
The Company accounts for income taxes using the asset and liability method.  Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

3.	Intangible Assets

	September 30,	December 31,
	2008	2007

Magazine trademark	$618,673	$618,673
List database	2,606,250	-
Web development costs	400,000	-

Total intangibles	3,624,923	618,673
Less: accumulated amortization	328,403	262,117
Intangibles, net	$3,296,520	$356,556

The database and web development costs are not included in the estimated future amortization as they have not yet been placed in service.

4.	Stockholders’ Equity

Overview
The Company’s Certificate of Incorporation originally authorized the issuance of 1,500,000 shares of common stock, no par value. On January 12, 2007, the authorized shares of common stock were increased to 10,000,000. On June 18, 2008, the total number of authorized shares was increased to 50,000,000 shares of common stock having a par value of $0.00001 per share.

On June 1, 2008, the Board of Directors approved a thousand-for-one stock split of the Corporation’s common stock in the form of a stock dividend. Stockholders’ equity and common stock activity for all periods presented have been restated to give retroactive recognition to the stock split. In addition, all references in the consolidated financial statements and notes to the consolidated financial statements about the Company’s common stock have been restated to give retroactive recognition to the stock split.

On September 17, 2008, Mac Filmworks, Inc.  (now known as Sahara Media Holdings, Inc.) (the “Company”), entered into an Agreement and Plan of Merger (“the Merger Agreement”) with Sahara Media Acquisitions, Inc. a Delaware corporation.  Pursuant to the Merger Agreement, Sahara Media Acquisitions, Inc. merged into Sahara Media, Inc.  (“Sahara Media” or "Sahara") such that the Sahara Media Inc., became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company  issued 18,150,000 shares of their common stock to the shareholders of Sahara (the “Acquisition Shares”) (subject to the placement of 5,000,000 Acquisition Shares in escrow pursuant to the Escrow Agreement (defined below)), representing approximately 62% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger and the Private Placement (defined below), and the outstanding shares of common stock of Sahara were transferred to the Company and cancelled.

In connection with the Merger, the Company entered into a series of identical subscription agreements (the “Subscription Agreements”) with accredited investors (the “Investors”), pursuant to which, concurrent with the closing of the Merger on the Closing Date, the Company issued and sold units, with each unit consisting of 100,000 shares of common stock and five-year warrants to purchase 100,000 shares of common stock with an exercise price of $2.50, for a purchase price of $125,000 per unit (the “Private Placement”). Pursuant to the Private Placement, the Company issued and sold to the Investors an aggregate of 6,526,159 shares of common stock (the “Common Shares”) and five-year warrants to purchase 6,526,159 shares of common stock (the “Investor Warrants”), for an aggregate purchase price of $8,157,678. The Investor Warrants may not be exercised to the extent such exercise would cause the holder of the warrant, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company's then outstanding shares of common stock following such exercise. Pursuant to the Subscription Agreements, the Company agreed to file a registration statement registering the Common Shares and the shares of common stock underlying the Investor Warrants, subject to Securities and Exchange Commission (“SEC”) limitations, within 45 days of the filing of this report with the SEC.  The Company filed the registration November 7, 2008.

Common stock issuances

On January 7, 2006, Sahara issued to a consultant, 30,000 shares in settlement for services rendered.

On June 15, 2008, Sahara issued 100,000 common shares to an investor at $.50 per share for $50,000.

On June 10, 2008, Sahara issued common shares, as follows:

•	19,610 shares, valued at $1.00 per share, to settle $19,610 note payable, including accrued interest of $1,610.
•	724,000 shares, valued at $0.02 per share, to settle accrued interest payable of $12,000. In connection with this transaction 164,800 previously issued shares were cancelled.
•	480,000 shares, valued at $0.05 per share, to settle $25,787 of accrued consulting fees. In addition, warrants for a 5% per-money interest in the Company were cancelled.
•	27,000 shares, valued at $0.93 per share, to settle note payable of $25,000.
•	452,000 shares, valued at $0.31 per share, to a director, a related party, to settle a note payable of $139,242 including accrued interest of $14,242.
•	100,000 shares, valued at $5.25 per share, to the founder and chief executive officer, a related party, in exchange for $525,000 of accrued salary.
•	210,000 shares, valued at $0.44 per share, to a consultant, a related party, in exchange for accrued consulting fees of $142,420. In connection with this transaction, 30,000 previously issued shares were cancelled.
•	5,500 shares valued at $1.49 per share to a consultant in settlement of accrued consulting fees of $8,197.

On June 12, 2008, Sahara issued 140,000 common shares, valued at $0.80 per share, to settle a note payable of $111,393 including accrued interest of $11,393.

On June 16, 2008, Sahara issued 200,000 common shares, valued at $.02 per share, to settle $4,000 of accrued consulting fees.  In addition, warrants for a 5% per-money interest in the Company were cancelled.

On June 17, 2008, Sahara issued 13,363,390 common shares, valued at $0.10 per share, to Sahara Entertainment, LLC, a related party, to settle a note payable and advances aggregating $1,303,843 in the amount of $462,074 including accrued interest of $61,074 and assumption of liabilities on behalf of the Company amounting to $841,769.  In connection with this transaction 1,147,500 previously issued shares were cancelled.

Additionally, on June 17, 2008, Sahara issued 31,000 common shares in exchange for fees.

On July 31, 2008, Sahara issued 100,000 common shares to an investor at $0.50 per share for $50,000.

On July 31, 2008, Sahara issued 400,000 common shares, valued at $0.50 per share, to Sahara Entertainment, LLC, a related party, as payment for consulting relating to the Company’s financing.  The Company recorded $200,000 as an offset to additional paid-in capital as this issuance related to costs of raising capital.

Cheryl Keeling

On September 3, 2008, Sahara issued 50,000 common shares, valued at $1.25 per share, to Cheryl Keeling, as additional consideration for a $100,000 bridge loan made on the same date.  The loan was repaid upon the closing of the Merger and Private Placement on September 17, 2008.

The Company recorded $75,651and $107,942 as interest expense for the three and nine month periods ending September 30, 2008, respectively.

 BPA Associates, LLC

On September 17, 2008, pursuant to a Purchase Agreement dated July 1, 2008, Sahara issued 1,425,000 common shares, valued at $1.25 per share, to BPA Associates LLC, (“BPA”) a related party, as additional consideration for the purchase of their database. Sahara’s consideration for this purchase is as follows: $50,000 in cash which was paid on July 1, 2008 in consideration of BPA pledging the database in connection with the sale by the Company of a $500,000 debenture to an Investor, $775,000 in cash and 1,425,000 common shares on consummation of the reorganization.

The Company recorded $2,606,250 as an intangible which is comprised of the $1,781,250 value of the common shares plus $825,000 of cash paid.

Reverse Split

The Company completed a 1 for 30 reverse stock split of its common shares, pursuant to which MFI’s issued and outstanding shares of common shares, was reduced to 818,000 (prior to the Merger and the Private Placement).

Shares issued to investors in the private placement

The Company recorded $19,578 to the par value of the common shares and $5,767,659, net of $8,138,137 and $2,370,478 in placement costs, to additional paid-in capital.  The raise costs were allocated as follows: John Thomas Financial (JTF) $65,000, Mac Filmworks $25,000, Aubrey Consultants for a finders fee $20,000, JTF for legal fees of $13,000, placement legal fees of $187,000, JTF 10%  fee of $992,996, JTF non-accountable expenses of $67,502, JTF success fee of $400,000, JTF finders fee of $200,000 and JTF for indemnification fee of  $400,000.

The warrants were valued using the Black-Scholes pricing model with the following weighted average assumptions 0% dividend yield; risk free interest of 2.52%:  volatility of 94.80%; and an expected life of 5 years. The warrants vest immediately and are exercisable on a cashless basis.

Shares held in Escrow

The Company entered into a securities escrow agreement (the “Securities Escrow Agreement”) with Sahara, the shareholders of Sahara named in the escrow agreement (the “Sahara Escrow Shareholders”), and the Company’s corporate counsel, as escrow agent.  Pursuant to the Securities Escrow Agreement, the Sahara Escrow Shareholders agreed to place 5,000,000 of the Acquisition Shares (the “Escrow Shares”) into an escrow account. The Escrow Shares will be released to the Sahara Escrow Shareholders, or returned to the Company for cancellation if not released, based upon the achievement of certain performance thresholds as set forth below:

(a)	If the Company launches the online magazine Honeymag.com six months after the Closing Date (the “First Performance Threshold”), 20% of the Escrow Shares will be released to the Escrow Shareholders. If the First Performance Threshold is not met, 20% of the Escrow Shares will be returned to the Company shareholders for cancellation.

(b)
If the Company launches the social network Thehivespot.com seven months after the Closing Date (the “Second Performance Threshold”), 20% of the Escrow Shares will be released to the Sahara Escrow Shareholders. If the Second Performance Threshold is not met, 20% of the Escrow Shares will be returned to the Company for cancellation.

(c)
In the event that, from the period from the launch of the online magazine Honeymag.com, until nine months after the Closing Date, the average number of monthly viewed impressions of the Company’s online magazine Honeymag.com is at least 300,000 (the “Third Performance Threshold”), 20% of the Escrow Shares will be released to the Sahara Escrow Shareholders. If the Third Performance Threshold is not met, 20% of the Escrow Shares will be returned to the former MFI for cancellation.

(d)
In the event that the Company’s social networking site Thehivespot.com has at least 200,000 registered users on September 30, 2009 (the “Fourth Performance Threshold”), 20% of the Escrow Shares will be released to Sahara Escrow Shareholders. If the Fourth Performance Threshold is not met, 20% of the Escrow Shares will be returned to the former MFI for cancellation.

(e)
In the event that the Company either has revenue of at least $1,000,000 for the year ending December 31, 2009, or accounts receivable of at least $1,000,000 as of December 31, 2009, as disclosed in the Company’s audited financial statements included in the Company’s Form 10-K for the year ending December 31, 2009 filed with the Securities and Exchange Commission (the “Fifth Performance Threshold”), 20% of the Escrow Shares will be released to the Sahara Escrow Shareholders. If the Fifth Performance Threshold is not met, 20% of the Escrow Shares will be returned to the Company for cancellation.

John Thomas Bridge and Opportunity Fund

On September 17, 2008, the Company issued 500,000 common shares, valued at $1.25 per share, and five year warrants, with a fair value of $439,128 to purchase 500,000 shares of common stock at an exercise price of $1.50 per share to the John Thomas Bridge and Opportunity Fund, as additional consideration to complete the equity financing. The warrants vest immediately and are exercisable on a cashless basis. The loan was repaid upon the closing of the Merger and the Private Placement.

The Company entered into a Securities Purchase Agreement, also dated July 1, 2008, pursuant to which the Company issued a 12% Senior Secured Debenture (“Debenture”) in the principal amount of $500,000, bearing interest at the rate of 12% per annum, $80,000, of which, such proceeds were subsequently released to third parties to pay fees with the balance of $420,000 remitted to the Company.

The Security Purchase Agreement secured certain U.S. trademark registrations for all of the Company’s publications, and all the Company’s databases as collateral security for the prompt payment in full when due.  In addition, for consideration of a $50,000 payment, a Security Agreement with BPA Associates, under common ownership, was executed whereby BPA agreed to secure the payment on the Debenture with certain assets of the Company, including the database which contains information vital to the business of the Company.

John Thomas Financial, Inc.

On September 17, 2008 the Company issued 3,000,000 common shares, valued at $1.25 per share, and five year warrants to purchase 1,000,000 common shares with a fair value of $904,018 as in at an exercise price of $1.30 per share to the John Thomas Financial, Inc. as additional consideration for private placement services.  The warrants vest immediately and are exercisable on a cashless basis.

Marathon Advisors

On September 17, 2008, the Company issued 100,000 common shares, valued at $1.25 per share, and five-year warrants, to purchase 300,000 common shares with a fair value of $263,054 at an exercise price of $1.10, to Marathon Advisors, to complete the equity financing.  The warrants are exercisable on a cashless basis. The warrants vest over a three year period on the anniversary of the issuance date.  In accordance with EITF 96-18, equity instruments issued to non-employees are recognized pro-rata over vesting period.

The Company recorded $128,017 as a capital raising cost as an offset to additional paid-in capital.

Aurelian Investments, LLC

On September 17, 2008, the Company issued 50,000 common shares, valued at $1.25 per share, to Aurelian Investments Inc., as a finders fee related to the equity raise.

The Company recorded $62,500 as capital raise costs as an offset to additional paid in capital.

Sichenzia Ross

On September 17, 2008, the Company issued 250,000 common shares ("see common share insurance"), valued at $1.25 per share, and five-year warrants with a fair value of $219,564 to purchase 250,000 shares of common stock, with an exercise price of $1.50, to its corporate counsel Sichenzia Ross for legal services.  The warrants vest immediately and are exercisable on a cashless basis.

The Company recorded $532,064 as capital raise costs as an offset to additional paid-in capital.

Warrant issuances

Warrants issued to promissory note holders

The Company issued warrants to certain holders at various date of promissory notes that entitle them to purchase common shares of the Company.  All warrants granted vested immediately.  The fair value of the warrants is estimated using the intrinsic value method.  The fair value of the common stock related to these warrant issuances approximated $0.02 as determined based on services rendered by a consultant in the amount of $4,000 in exchange for 200,000 warrants in 2006.  The Company has ascribed a value of approximately $9,000 to these warrants.

Aubrey Consulting – Warrants dated September 17, 2008

On September 17, 2008, the Company issued five-year warrants to purchase 500,000 common shares with an exercise price of $1.50 to Aubrey Consulting as additional consideration for a finder’s fee relating to the private placement.  The warrants vest immediately and are exercisable on a cashless basis.

As of September 30, 2008, warrant activity for non-employees is as follows:

			Weighted
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Warrant	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term (Years)	Value

Granted during 2006	200,000	0.0001-.01
Balance at December 31,2006	200,000
Granted during 2007	-
Balance at December 31, 2007	200,000
Granted through September 30, 2007	9,076,159	2.18
Exercised during the period	-
Foreited during the period	(200,000)	0.0001-.01
Outstanding, September 30, 2008	9,076,159	$2.18	4.96	$45,000
Exercisable, September 30, 2008	8,776,159	$2.05	4.96	$-

		Weighted
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested January 1, 2008	200,000	$0.02
Granted during the period	9,076,159	1.25
Vested during the period	(8,776,159)	1.25
Forfeited during the period	(200,000)	0.02

Non-vested, September 30, 2008	300,000	$1.25

The value of the warrants were estimated using the Black-Scholes pricing model with the following weighted average assumptions: divided yield  0%; risk free interest of 2.52%:  volatility of  94.80%.

5.        Income Taxes

The Company has provided a valuation allowance for the full amount of its net deferred tax assets because the Company has determined that it is more likely than not that it will not be realized.

At December 31, 2007, the Company has federal and state net operating loss carryforward of approximately $1,931,000, available to reduce future taxable income which expires at various dates from 2014 to 2026.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforward which can be used in future years.

September 30,
2008

Net operating loss carryforward	$1,360,000
Amortization of intangible assets	(44,700)
Net deferred tax assets	1,315,300
Valuation allowance	(1,315,300)
$-

The Company has not yet filed the Corporate and applicable state tax returns for the year ended December 31, 2007, but plans to do so shortly.  The Company does not expect to pay any taxes upon filing of these returns.

6.	Advances, Related Party

	September 30,	December 31,
	2008	2007

Advance due Sahara Entertainment, LLC,
related party, unsecured, due on demand	$-	$174,568

Advance due a director of the Company, a
related party, unsecured, due on demand	-	6,320

	$-	$180,888

The outstanding balance on these advances amounted to $0 and $180,888 at September 30, 2008 and December 31, 2007, respectively.  See Note 4.  Sahara Entertainment, LLC, a related party, advanced amounts on behalf of the Company as a working capital line of credit.  These advances were due on demand and were non-interest bearing.  Such advances have been discounted at a rate of 5.5% which was the Company’s incremental borrowing rate during the periods of the advances.  Interest amounting to $3,500, $7,000 and $21,000 was accreted and included in the accompanying statement of operations for the nine months ended September 30, 2008, 2007 and from inception to September 30, 2008, respectively.

7.	Notes payable, related parties

The outstanding balance on these advances amounted to $0 and $180,888 at September 30, 2008 and December 31, 2007, respectively.  Sahara Entertainment, LLC, a related party, advanced amounts on behalf of the Company for a working capital line of credit.  These advances were due on demand and are non-interest bearing.  Such advances have been discounted at a rate of 5.5% which was the Company’s incremental borrowing rate during the periods of the advances.  Interest amounting to $3,500, $7,000 and $21,000 was accreted and included in the accompanying statement of operations for the nine months ended September 30, 2008, 2007 and from inception to September 30, 2008, respectively.

8.	Notes payable

	September 30,	December 31,
	2008	2007

Note payable to a third party bearing interest at 5.5% , per annum, including
accrued interest of $12,000, due June 30, 2007, unsecured.	$-	162,000

Note payable, to a third party, bearing interest at 5.5% per annum,
including accrued interest of $8,884, due on demand.		108,884

Note payable to a third party, bearing interest at 5.5% per
annum, including accrued interest of $6,833, due on demand, unsecured.	-	26,883

Note payable, to a third party, bearing interest
at 5.5% per annum, due on demand, unsecured.	-	5,155

	$-	$302,922

9.	Commitments and Contingencies

Dogmatic/Ripple 6  Contract
As of September 30, 2008 the Company was  contractually obligated to pay an additional $150,000 to Dogmatic/Ripple 6 for the development of the Honey online magazine and Thehivespot.com social networking site.

Rent expense
In January 2005, the Company entered into a month-to-month lease for office space of approximately $4,000 per month.  Rent expense for the nine months ended September 30, 2008, was $50,400 and for September 30, 2007 was $43,739.

In October 2008, the Company entered into a new three year lease for office space, expiring in September 2011. Monthly payments under the lease commence at $9,000 per month and increase to $9,600 per month.

Approximate future minimum annual lease payments are as follows:

Twelve Months
Ended September 30.

2009	$108,000
2010	110,700
2011	114,300
$333,000

10.	Subsequent Events

           Common and warrant issuances

On October 8, 2008, the Company issued an aggregate of 1,413,875 shares of common stock and five-year warrants for purchase of 1,413,875 shares of common stock with an exercise price of $2.50 to accredited investors, for an aggregate price of $1,772,334. JTF acted as the exclusive placement agent for the private placement.

On October 20, 2008, the Company issued 4,000 shares of common stock and five-year warrants to purchase 4,000 shares of common stock with exercise price of $2.50 to an accredited investor for a purchase price of $5,000. JTF acted as the exclusive placement agent for the private placement.

The Company received $1,527,510 from the above transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

Sahara Media Holdings, Inc. (the “Company”) is a Delaware corporation organized on September 26, 1997 under the name Keystone Entertainment, Inc. On January 14, 1998, our corporate name was changed to Mac Filmworks, Inc. On September 26, 2008, our corporate name was changed to Sahara Media Holdings, Inc.

Sahara Media Holdings, Inc. is the parent company of Sahara Media, Inc., a Delaware corporation formed in January 2005 (“Sahara Media” or "Sahara"), which is a development-stage company located in New York. Since its formation, Sahara has concentrated on the development of its business strategy. Until March 2004, Vanguarde Media, an entity not affiliated with Sahara, published Honey Magazine, a publication aimed at the 18-34 urban female demographic. As a result of financial difficulties of Vanguarde Media, Honey Magazine ceased publishing.  Vanguarde Media filed for bankruptcy and in February 2005, Sahara through the bankruptcy proceedings purchased the “Honey” trademark for the class of paper goods and printed matter.

Sahara plans to re-launch Honey as an online magazine and social network. Sahara expects that the primary components of its business will be:

•	The online magazine Honeymag.com
•	The social network Thehivespot.com
•	Our database of 4.05 million names in the 18-34 urban female demographic (the “Honey Database”)

Our executive offices are located at 81 Greene Street, 4th Floor, New York, NY 10012, our website is located at www.honeymag.com, and our telephone number is 212-343-9200.

Recent Developments

On September 17, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Sahara Media Acquisitions, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Subsidiary”) and Sahara. Pursuant to the Merger Agreement, which closed on September 17, 2008 (the “Closing Date”), the Subsidiary merged into Sahara and Sahara became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company issued 18,150,000 shares of the Company’s Common Stock to the shareholders of Sahara  (the “Acquisition Shares”) (subject to the placement of 5,000,000 Acquisition Shares in escrow pursuant to the Securities Escrow Agreement (defined below)), representing approximately 58.9% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger Agreement and the Private Placement (defined below), and the outstanding shares of common stock of Sahara were cancelled and converted into the right to receive the Acquisition Shares.

The Company entered into a securities escrow agreement (the “Securities Escrow Agreement”) with Sahara, the shareholders of Sahara named therein (the “Sahara Escrow Shareholders”), and Sichenzia Ross Friedman Ference LLP, as escrow agent. Pursuant to the Securities Escrow Agreement, the Sahara Escrow Shareholders agreed to place 5,000,000 Acquisition Shares (the “Escrow Shares”) into an escrow account. The Escrow Shares will either be released to the Sahara Escrow Shareholders, or returned to the Company for cancellation, based upon the achievement of certain performance thresholds as set forth below:

(a) If the Company launches the online magazine Honeymag.com six months after the Closing Date (the “First Performance Threshold”), 20% of the Escrow Shares will be released to the Escrow Shareholders. If the First Performance Threshold is not met, 20% of the Escrow Shares will be returned to the Company for cancellation.

(b) If the Company launches the social network Thehivespot.com seven months after the Closing Date (the “Second Performance Threshold”), 20% of the Escrow Shares will be released to the Sahara Escrow Shareholders. If the Second Performance Threshold is not met, 20% of the Escrow Shares will be returned to the Company for cancellation.

(c) In the event that, from the period from the launch of the online magazine Honeymag.com, until nine months after the Closing Date, the average number of monthly viewed impressions of the Company’s online magazine Honeymag.com is at least 300,000 (the “Third Performance Threshold”), 20% of the Escrow Shares will be released to the Sahara Escrow Shareholders. If the Third Performance Threshold is not met, 20% of the Escrow Shares will be returned to the Company for cancellation.

(d) In the event that the Company’s social networking site Thehivespot.com has at least 200,000 registered users on September 30, 2009 (the “Fourth Performance Threshold”), 20% of the Escrow Shares will be released to Sahara Escrow Shareholders. If the Fourth Performance Threshold is not met, 20% of the Escrow Shares will be returned to the Company for cancellation.

(e) In the event that the Company either has revenue of at least $1,000,000 for the year ending December 31, 2009, or accounts receivable of at least $1,000,000 as of December 31, 2009, as disclosed in the Company’s audited financial statements included in the Company’s Form 10-K for the year ending December 31, 2009 filed with the Securities and Exchange Commission (the “Fifth Performance Threshold”), 20% of the Escrow Shares will be released to the Sahara Escrow Shareholders. If the Fifth Performance Threshold is not met, 20% of the Escrow Shares will be returned to the Company for cancellation.

(iii) Sahara entered into an indemnification agreement (the “Indemnification Agreement”) with John Thomas Bridge & Opportunity Fund (“JTO”), pursuant to which JTO agreed to indemnify Sahara for any breaches of the representations and warranties made by the Company under the Merger Agreement, in an amount up to $400,000, for up to two years. Sahara paid JTO a fee of $400,000 upon the execution of the indemnification agreement.

The acquisition of Sahara is treated as a reverse acquisition, and the business of Sahara became the business of the Company. At the time of the reverse acquisition, the Company was not engaged in any active business.

The accounting rules for reverse acquisitions require that beginning September 17, 2008, the date of the reverse acquisition, our balance sheet includes the assets and liabilities of Sahara and our equity accounts were recapitalized to reflect the net equity of Sahara The financial conditions and results of operations for the periods prior to September 17, 2008 reflect the financial condition and operating results of Sahara.

References in this Report to “we,” “us,” “our” and similar words refer to the Company and its wholly owned subsidiary, Sahara Media, Inc., unless the context indicates otherwise, and, prior to the effectiveness of the reverse acquisition, these terms refer to Sahara Media, Inc. References to “MFI” relate to the Company prior to the reverse acquisition.

In connection with the reverse acquisition, on September 17, 2008, October 8, 2008, and October 20, 2008, we entered into a series of identical subscription agreements (the “Subscription Agreements”) with accredited investors (the “Investors”), pursuant to which, the Company issued and sold approximately 79.44 units, with each unit consisting of 100,000 shares of Common Stock and five-year warrants to purchase 100,000 shares of common stock with an exercise price of $2.50, for a purchase price of $125,000 per unit (the “Private Placement”). Pursuant to the Private Placement, the Company issued and sold to the Investors an aggregate of 7,944,034 shares of common stock (the “Common Shares”) and five-year warrants to purchase 7,944,034 shares of Common Stock  with an exercise price of $2.50 (the “Investor Warrants”), for an aggregate purchase price of approximately $9,930,000. The Investor Warrants may not be exercised to the extent such exercise would cause the holder of the warrant, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such exercise. Pursuant to the Subscription Agreements, the Company agreed to use its reasonable best efforts to file a registration statement registering the Common Shares and the shares of common stock underlying the Investor Warrants, subject to Securities and Exchange Commission (“SEC”) limitations, within 45 days of the filing of the Company’s “Form 10 information” with the SEC (which filing occurred on September 24, 2008).

Since July 2008, the Company has sold approximately $9,930,000 of its units, with each unit consisting of 100,000 shares of common stock and five-year warrants to purchase 100,000 shares of common stock with an exercise price of $2.50, for a purchase price of $125,000 per unit. Of the gross proceeds from the private placements, the Company has used approximately $2,269,000 for offering expenses, $402,000 for expenses related to the acquisition of Sahara Media, Inc., $613,000 to repay debt of Sahara Media and $6,646,000 is being used for general corporate purposes.

RESULTS OF OPERATIONS

Forward Looking Statements

Some of the statements contained in this report that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

        All written and oral forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operation

We are a development-stage company located in New York. Since our formation, we have concentrated on developing our business strategy and obtaining financing. We plan to re-launch Honey as an online magazine and social network within the next four months from the date of this report. We expect that the primary components of our business will be:

•	The online magazine Honeymag.com
•	The social network Thehivespot.com
•	Our database of approximately 4.05 million names in the 18-34 urban female demographic (the “Honey Database”)

As demand for integrated, cross-media marketing increases, we plan to extend the Honey brand to other platforms such as radio, television, and product licensing to add value for our advertising partners and to increase Honey’s brand equity, online readership and membership in the social network.

We plan to generate revenues through: (i) advertising sales from our online magazine and social network web sites; (ii) licensing of our database; and, (iii) direct marketing and sponsorships.

Results of Operations

Since inception, Sahara has generated de-minimis revenue from advertising and the licensing of its database.  In the same period, Sahara has incurred expenses related to securing the “Honey” Brand trademarks, funding the development of a business plan, and raising capital.

Three and Nine Months ended September 30, 2008

Revenues for the three and nine months ended September 30, 2008 were $5,259 and $8,183, respectively, compared to $0 for the three and nine months ended September 30, 2007.   We attribute the increase to on-line revenue from several clients.                       .

Product development expenses for the three and nine months ended September 30, 2008 were $63,635 and $164,772, respectively, compared to $18,375 and $110,874 for the three and nine months ended September 30, 2007, respectively. We attribute the increase of $45,260 for the three month period to website consulting fees. We attribute the increase of $53,898 for the nine month period to website development consulting fees.                              .

Selling and marketing expense for the three and nine months ended September 30, 2008 were $15,090 and $42,961, respectively, compared to $4,813 and $6,813 for the three and nine months ended September 30, 2007, respectively. We attribute the increase of $10,277 for the three month period to consulting fees. We attribute the increase of $36,148 for the nine month period to consulting fees.

General and administrative expenses for the three and nine months ended September 30, 2008 were $582,067 and $783,717, respectively, compared to $53,227 and $280,040 for the three and nine months ended September 30, 2007, respectively. We attribute the increase of $528,840 for the three month period to a significant increase in fees paid for accounting and legal related to Company’s required SEC filings and other consulting fees. We attribute the increase of $503,677 for the nine month period to consulting fees to a significant increase in fees related to Company’s required SEC filings and other consulting fees.

Interest expense to a related party for the three and nine months ended September 30, 2008 was $0 and $17,053 respectively, compared to $9,416 and $28,248 for the three and nine months ended September 30, 2007, respectively.  We attribute the decrease of $9,416 for the three month period to the settlement of promissory notes and advances due prior to the Company’s reorganization.  We attribute the decrease of $11,195 to the settlement of promissory notes and advances due prior to the Company’s reorganization.

Interest expense for the three and nine months ended September 30, 2008, was $75,651 and $90,889 and compared to $4,832 and $15,271 for the three and nine months ended September 30, 2007, respectively.  We attribute the decrease of $15,238 for the three month period and $10,439 for the nine month period to interest on two bridge loans for working capital purposes as well as the value of warrants issued as additional consideration for one of the loans.
                  .
As a result of the foregoing, the net loss for the three and nine months ended September 30, 2008 were $731,184 and $1,091,209, respectively, compared to $90,663 and $441,246 for the three and nine months ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had a cash balance of $119,049 in the operating account, $3,845,047 in the investment account and $1,670,028 in the Escrow account.  As of November 15, 2008, we had $5,072,557 in the investment account and $109,676 in the operating account.

On May 21, 2008, we entered into an investment banking relationship with John Thomas Financial (JTF) to raise on a best efforts basis an amount of up to USD $10 million.  Prior to this relationship our financing activities consisted of loans with warrants, vendor financing and advances made by SE, LLC and Philmore Anderson, IV to cover our operating expenses.

On June 15, 2008, we received gross proceeds of $50,000 from a common share sale consisting of 100,000 shares to provide for working capital. The shares were issued related to Agreement and Plan of Merger.

On July 1, 2008, we received gross proceeds of $500,000 from a bridge loan from John Thomas Bridge and Opportunity Fund LP (“JTO”).  JTO received 500,000 common shares and 500,000 warrants to purchase common shares at an exercise price of $1.50.

On July 31, 2008, we received gross proceeds of $50,000 from a common share sale consisting of 100,000 shares to provide for working capital. The shares were issued related to Agreement and Plan of Merger.

On September 5, 2008, we received gross proceeds of $100,000 from a bridge loan and issued 50,000 shares of common stock, and on October 16, 2008, as additional consideration for the bridge loan, to provide for working capital.

On September 17, 2008, the Company issued the 500,000 common shares to JTO related to the July 1, 2008 bridge loan.

On September 17, 2008, the Company issued 3,000,000 common shares to JTF related to the investment banking agreement of May 21, 2008.

On September 17, 2008, the Company issued 6,526,159 shares of common stock and five-year warrants for purchase of 6,526,159 shares of common stock with an exercise price of $2.50, to accredited investors, for an aggregate purchase price of $8,157,678.  JTF acted as the exclusive placement agent for the private placement.

On September 17, 2008 ,the Company issued 18,150,000 shares of common stock related to the Agreement and Plan of Merger.  Company common shares were issued in exchange for shares of Sahara on a one for one basis, as follows:

•	8,763,390 shares to Sahara Entertainment, LLC (SE LLC)
•	5,000,000 shares to SE LLC escrowed to be released on achievement of certain thresholds
•	100,000 shares to Philmore Anderson IV
•	200,000 for purchase of common shares by an investor
•	2,711,610 common shares issued on conversion of certain debts owed by the Company.
•	1,425,000 common shares issued to BPA Associates on purchase of the database
•	400,000 shares issued for services rendered by SE LLC
•	50,000 shares issued as additional consideration for bridge loan

On September 17, 2008, the Company issued shares of common stock, as follows:

•	250,000 shares for legal services rendered
•	150,000 shares for services rendered

On October 8, 2008, the Company issued an aggregate of 1,413,875 shares of common stock and five-year warrants for purchase of 1,413,875 shares of common stock with an exercise price of $2.50, to accredited investors, for an aggregate purchase price of $1,772,334. JTF acted as the exclusive placement agent for the private placement.

On October 20, 2008, the Company issued 4,000 shares of common stock and five-year warrants for purchase of 4,000 of common stock with an exercise price of $2.50, to accredited investors, for an aggregate purchase price of $5,000.

The Company received $1,527,510 of net proceeds resulting from the October transactions.

Transactions in escrow account

From August 12 to October 20, 2008, subscription receipts and disbursements to the raise escrow account totaled approximately $9,930,000.   The Company netted $6,644,540 for working capital purposes after payments from escrow, as follows:

•	$1,890,895 to JTF representing 10% fee of $992,996, 3% non-accountable expenses of $297,899, success fee of $400,000 and finder’s fee of $200,000.
•	$257,800 legal payments.
•	$400,000 to JTO for indemnification as per Indemnification Agreement.
•	$512,821 to JTO for repayment of $500,000 debenture including accrued interest of $12,821 as per Debenture agreement.
•	$100,329 for repayment of bridge loan, representing principal repayment of $100,000 and $329 of interest.
•	$120,000 payment to consultant relating to the raise
•	$3,595 for various fees.

Transactions in investment account

The net proceeds of $6,644,540 were deposited into an interest bearing account. The balance in the account as of October 30, 2008 was $5,072,557.  Transaction activity in the account to October 30, 2008, is as follows:

•	$600,000 of transfers to the Company’s operating account.
•	$775,000 to BPA Associates for balance of amount due for purchase of the database.
•	$225 of bank charges charged account.
•	$3,243 interest income earned.

We hope that our currently available working capital after receiving the net proceeds of the Private Placement should be adequate to sustain our operations at our current levels through at least the next twelve to eighteen months. However, depending on our future needs and changes and trends in the capital markets affecting our shares and us, we may determine to seek additional equity or debt financing in the private or public markets. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Our material capital expenditure requirements for the remaining period of the year ending December 31, 2008 will be to Dogmatic and Ripple 6 for services rendered related to our technology and product development plan.

OFF BALANCE SHEET ARRANGEMENTS:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND SENSITIVE ESTIMATES:

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions of form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ending September 30, 2008, are not necessarily indicative of the months that may be expected for the year ending December 31, 2008. The consolidated financial statements and footnotes thereto included in the Company's annual report contained in the 8-K filing for the six month ended June 30, 2008, years ended December 31, 2007 and 2006, and for the period the period January 18, 2005 (date of inception) through June 30, 2008, and should be read in conjunction with this interim report.

Use of Estimates
The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates.   The significant estimates and assumptions made by the Company are in the area of valuation allowances for deferred tax assets, valuation of share-based payments issued under Statement of Financial Accounting Standards (“SFAS”)  No. 123R, “Share-Based Payment” (“SFAS 123R”).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Philmore Anderson, IV, the Company’s Chief Executive Officer (“CEO”) and Larry Stinson, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2008.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not completely effective, due to a lack of internal resources to account for th e completeness of transactions, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company is in the process of working with third parties to address these matters and expects to have these items addressed during the first quarter of 2009.

Changes in internal controls

Our management, with the participation our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the quarter ended September 30, 2008.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A - RISK FACTORS

NOT APPLICABLE

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Item 6. Exhibits

Exhibit Number	Description

10.1	Agreement and Plan of Merger, dated September 17, 2008, among the Company, Sahara Media, Inc., and Sahara Media Acquisitions, Inc. (2)
10.2	Indemnification Agreement, dated September 17, 2008, between Sahara Media, Inc. and John Thomas Bridge & Opportunity Fund (2)
10.3
Securities Escrow Agreement, dated September 17, 2008, among the Company, Sahara Media, Inc., the shareholders of Sahara Media, Inc. named therein, and Sichenzia Ross Friedman Ference LLP, as escrow agent (2)

10.4	Form of Subscription Agreement (2)
10.5	Form of Investor Warrant (2)
10.6	Purchase Agreement, dated July 1, 2008, between Sahara Media, Inc. and John Thomas Bridge & Opportunity Fund (2)
10.7	Debenture, dated July 1, 2008, in favor of John Thomas Bridge & Opportunity Fund (2)
10.8	Security Agreement, dated July 1, 2008, between Sahara Media, Inc. and John Thomas Bridge & Opportunity Fund (2)
10.9	Security Agreement, dated July 1, 2008, between BPA, LLC and John Thomas Bridge & Opportunity Fund (2)
10.10	Purchase Agreement, dated September 3, 2008, between Sahara Media, Inc. and Cheryl Keeling (2)
10.11	Debenture, dated September 3, 2008, in favor of Cheryl Keeling (2)
10.12	Asset Purchase Agreement, dated May 15, 2008, between Sahara Media, Inc. and BPA, LLC (2)
10.13	Amendment to Asset Purchase Agreement, dated August 1, 2008, between Sahara Media, Inc. and BPA, LLC (2)
10.14	Letter agreement, dated May 21, 2008, between Sahara Media, Inc. and John Thomas Financial, Inc. (2)
10.15	Amendment to letter agreement, dated August 1, 2008, between Sahara Media, Inc. and John Thomas Financial, Inc. (2)
10.16	Finder’s Fee Agreement, dated July 21, 2008, between Sahara Media, Inc. and Aubry Consulting Group, Inc. (2)
10.17	Engagement Agreement, dated July 1, 2008, between Sahara Media, Inc. and Marathon Advisors (2)
10.18	Consulting Agreement, dated August 13, 2008, between Sahara Media, Inc. and Aurelian Investments, LLC (2)
10.19	Surrender Agreement, dated June 10, 2008, between Sahara Media, Inc. and Philmore Anderson IV (2)
10.20	Surrender Agreement, dated June 17, 2008, between Sahara Media, Inc. and Sahara Entertainment, LLC (2)
10.21	Master Services Agreement, dated July 11, 2008, between Sahara Media, Inc. and Ripple6, Inc. (2)
10.22	Purchase Agreement, dated June 9, 2008, between Sahara and Kevan Walker (1)
10.23	Amendment No. 2 to letter agreement, dated August 11, 2008, between Sahara Media, Inc. and John Thomas Financial, Inc. (1)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302(1)
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302(1)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350(1)
32.2	Certification by Chief Financial Officer, pursuant to 18 U.S.C. Section 1350(1)

(1)	Filed herewith.
(2)	Filed as an exhibit to the Company’s 8-K (No. 000-52363) filed with the SEC on September 24, 2008, 1996 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAHARA MEDIA HOLDINGS, INC.

November 19, 2008	By:	/s/ Philmore Anderson IV
Philmore Anderson IV
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Larry J. Stinson
Larry J. Stinson
Chief Financial Officer (Principal Financial officer and Chief Accounting Officer)