Form 10-K
period 2008-12-31
SAHARA MEDIA HOLDINGS, INC.
filed 2009-03-31
CIK 1131166

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
___________________________

FORM 10-K

(mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-52363

SAHARA MEDIA HOLDINGS, INC.
(Exact Name of registrant as specified in its charter)

Delaware	74-2820999
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

81 Greene Street, 4thFloor, New York, New York	10012
(Address of Principal Executive Offices)	(Zip Code)

(212) 343-9200
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so Registered:	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.003
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [_]    No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes []No [X]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer [_]                                                                Accelerated Filer [_]
Non-accelerated Filer     [_]                                                                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

As of June 30, 2008, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol  “SHHD” as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board was approximately $91,000.   For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Registrant’s common stock as of March 26, 2009, was 30,812,042 shares of common stock.

SAHARA MEDIA HOLDINGS, INC.

i

FORWARD-LOOKING STATEMENTS

Certain statements made in this report on Form 10-K are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Sahara Media Holdings, Inc. (the "Company", “we”, “us”, or “our”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Business.

Sahara Media Holdings, Inc. (the “Company”) is a Delaware corporation organized on September 26, 1997 under the name Keystone Entertainment, Inc. On January 14, 1998, the Company’s corporate name was changed to Mac Filmworks, Inc. (“MFI”).   On September 26, 2008, the Company’s corporate name was changed to Sahara Media Holdings, Inc.   References in this report on Form 10-K to, “we,” “us,” “our” and similar words refer to the Company and its wholly-owned subsidiary, “Sahara”, unless the context indicates otherwise, and, prior to the effectiveness of the reverse acquisition discussed below, these terms refer to Sahara Media, Inc. References to MFI relate to the Company prior to the reverse acquisition.

From October 2007 until its acquisition of Sahara Media, Inc. in September 2008, MFI was not engaged in any active business. Prior to October 2007, MFI had a limited operating history engaged in the development, marketing and sales of a library of feature films, television series, and made-for-television movies for sale through various channels. The Company did not generate any revenues during the years ended December 31, 2007 and December 31, 2006. In October 2007, MFI completed an asset sale transaction whereby it issued 276,674 shares of MFI’s common stock and transferred substantially all of MFI’s assets net of accounts payable to Jim McCullough, its then Chief Executive Officer, in exchange for McCullough forgiving $405,673 in debt owed by MFI to Mr. McCullough and his affiliates. Effective upon the completion of the asset sale, MFI ceased all active business operations.

On September 17, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Sahara Media Acquisitions, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Subsidiary”) and Sahara Media, Inc., a Delaware corporation.  Pursuant to the Merger Agreement, which closed on September 17, 2008 (the “Closing Date”), the Subsidiary merged into Sahara Media, Inc. and Sahara Media, Inc. became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company issued 18,150,000 shares of the Company’s Common Stock to the shareholders of Sahara Media, Inc. (the “Acquisition Shares”) (subject to the placement of 5,000,000 Acquisition Shares in escrow pursuant to the Securities Escrow Agreement (defined below), representing approximately 58.9% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger Agreement and the Private Placement (defined below) that closed in September and October of 2008, and the outstanding shares of common stock of Sahara Media, Inc. were cancelled and converted into the right to receive the Acquisition Shares. The 18 shareholders of Sahara Media, Inc. who were issued the 18,150,000 Acquisition Shares were all accredited investors.

In connection with the recapitalization, on September 17, 2008, October 8, 2008, and October 20, 2008, the Company entered into a series of identical subscription agreements (the “Subscription Agreements”) with accredited investors (the “Investors”), pursuant to which, the Company issued and sold approximately 79.44 units, with each unit consisting of 100,000 shares of Common Stock and five-year warrants to purchase 100,000 shares of common stock with an exercise price of $2.50, for a purchase price of $125,000 per unit (the “Private Placement”). Pursuant to the Private Placement, the Company issued and sold to the Investors an aggregate of 7,944,034 shares of common stock (the “Common Shares”) and five-year warrants to purchase 7,944,034 shares of Common Stock  with an exercise price of $2.50 (the “Investor Warrants”), for an aggregate purchase price of approximately $9,930,000. The Investor Warrants may not be exercised to the extent such exercise would cause the holder of the warrant, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such exercise. Pursuant to the Subscription Agreements, the Company agreed to use its reasonable best efforts to file a registration statement registering the Common Shares and the shares of common stock underlying the Investor Warrants, subject to Securities and Exchange Commission (“SEC”) limitations, within 45 days of the filing by the Company with the SEC of its report on Form 8K reporting the reverse acquisition (which filing occurred on September 24, 2008).

John Thomas Financial, Inc. (“JTF”) was retained as the exclusive placement agent for the Private Placement.  JTF received a commission of approximately $993,000 (equal to 10% of the gross proceeds) and a non-accountable expense allowance of approximately $297,900 (equal to 3% of the gross proceeds). JTF also received a finder’s fee of $200,000 in connection with the reverse acquisition, and a success fee of $400,000, based on the receipt of gross proceeds of at least $8,000,000. Upon exercise of the Investor Warrants, JTF will receive a 10% commission and a 3% non-accountable expense allowance. In addition, we have retained JTF to assist us with our investment banking requirements on an exclusive basis for a period of one year, pursuant to which, on the Closing Date, the placement agent was issued five-year warrants to purchase 1,000,000 shares of common stock of the Company with an exercise price of $1.30 (the “Broker Warrants”). The Broker Warrants are exercisable on a cashless basis. JTF will also be issued one share of common stock of the Company for every four Investor Warrants that are exercised within 12 months of the date on which the registration statement registering the resale of the common stock underlying such Investor Warrants has been declared effective by the SEC, and we retained JTF as a consultant for a monthly fee of $10,000. Also, in connection with the reverse acquisition, on the Closing Date, JTF was issued 3,000,000 shares of the Company’s common stock. The Company also paid an additional finder’s fee of $120,000 to Aubry Consulting Group, Inc. in connection with the reverse acquisition.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

In connection with the reverse acquisition, the following occurred:

(i) MFI completed a 30-to-1 reverse stock split of its common stock, pursuant to which MFI’s issued and outstanding shares of common stock, was reduced to 818,000 (prior to the Merger and the Private Placement). All share and per share information in this report on Form 10-K give retroactive effect to the reverse split.

(ii) The Company entered into a securities escrow agreement (the “Securities Escrow Agreement”) with Sahara Media, Inc., the shareholders of Sahara named therein (the “Sahara Escrow Shareholders”), and Sichenzia Ross Friedman Ference LLP, as escrow agent. Pursuant to the Securities Escrow Agreement, the Sahara Escrow Shareholders agreed to place 5,000,000 Acquisition Shares (the “Escrow Shares”) into an escrow account. The Escrow Shares will either be released to the Sahara Escrow Shareholders, or returned to the Company for cancellation, based upon the achievement of certain performance thresholds as set forth therein

(iii) Sahara Media, Inc. entered into an indemnification agreement (the “Indemnification Agreement”) with John Thomas Bridge & Opportunity Fund (“JTO”), pursuant to which JTO agreed to indemnify Sahara for any breaches of the representations and warranties made by the Company under the Merger Agreement, in an amount up to $400,000, for up to two years. Sahara paid JTO a fee of $400,000 upon the execution of the Indemnification Agreement.

Pursuant to the reverse acquisition, Sahara Media Holdings, Inc. became the parent company of Sahara Media, Inc., a Delaware corporation formed in January 2005. Sahara is a development-stage company located in New York City. Since its formation, Sahara has concentrated on the development of its business strategy. Until March 2004, Vanguarde Media, an entity not affiliated with Sahara, published Honey Magazine, a publication aimed at the 18-34 urban female demographic. As a result of financial difficulties of Vanguarde Media, Honey Magazine ceased publishing in 2004.  Vanguarde Media filed for bankruptcy in November 2003, and in February 2005 Sahara, through the bankruptcy proceedings, purchased the “Honey” trademark for the class of paper goods and printed matter (which relates to printed publications).

Although Vanguarde Media (which also owned Savoy and Heart & Soul magazines in addition to Honey) filed for bankruptcy, we believe we can succeed with the Honey brand. Honey magazine had circulation of 400,000, the largest of Vanuarde’s three publications (source: “Vanguarde media files for bankruptcy; Savoy, Heart & Soul, and Honey fold due to lack of capital, flawed business strategy”, Black Enterprise, February 2004, available at http://findarticles.com/p/articles/mi_m1365/is_7_34/ai_n6065782). While Honey under Vanguarde was a print publication, we plan to launch Honey online. Online advertising has been growing as a percentage of total advertising, reaching 7.6% in 2007 from 5.3% in 2004 (source: TNS Media Intelligence, “TNS Media Intelligence Reports U.S. Advertising Expenditures Grew 0.2 Percent in 2007”, March 25, 2008, available at  http://www.tns.mi.com/news/03252008). For the first nine months of 2008, internet advertising spending grew 7% compared to the same period in 2007, even as total advertising spending declined 1.7% (source: TNS Media Intelligence, “TNS Media Intelligence Reports U.S. Advertising Expenditures Declined 1.7 Percent in First Nine Months of 2008”, available at http://www.tns-mi.com/news/1211208.htm). In addition, our online magazine will leverage user generated content through our social network Hivespot.com.  Furthermore, by launching as an online rather than print magazine, we will avoid the printing and labor costs of print publications.

We expect that the primary components of our business will be:

•             The online magazine Honeymag.com
•             The social network Hivespot.com
•             Our database of approximately 3.9 million names in the 18-34 urban female demographic (the “Honey Database”)

With the Honey brand and the Honey Database we will seek to connect with audiences and secure brand leadership for our target demographic.

The online magazine Honeymag.com and the social network Hivespot.com are currently operating websites, and were officially launched on March 05, 2009. We believe this strategy will allow us to exploit the synergies of our online magazine and social networking site as well as live events.

Commencing in the second half of 2009, we plan to extend the Honey brand to other platforms such as radio, television, and product licensing to add value for our advertising partners and to increase Honey’s brand equity, online readership and membership in the social network. We will seek to attract visitors to our website through sponsorship deals done on a partnership basis and licensing deals with product vendors who would pay a fee for the use of the Honey brand name. We would not incur any costs in manufacturing or distribution of products for which licensing deals have been implemented, but would be paid a licensing fee for the use of the name.

We anticipate that our primary source of revenue will be the sale of advertising on our online magazine Honeymag.com and our social network Hivespot.com. We plan to sell advertising both through ad aggregators, and through direct sales, which generally provide for greater potential revenues. We do not currently have any arrangements with advertisers, but we have an advertising sales team in place. We are currently under contract with BET and GLAM Media to serve as our ad aggregators. We anticipate that the ads on the website will be filled through these aggregators.  The amount of revenue that will be generated through these initial ads, as well as future ads, will depend on the amount of traffic the site will generate. However, we have generated de minimis revenues to date and there can be no assurance our revenue estimates are accurate. We have begun efforts to license the Honey Database; however, we do not anticipate generating significant revenue from the licensing of our Honey Database or other sources in 2009.

The Market Opportunity

We believe there is an unmet market need for a marketing product that integrates online and offline media.  Online advertising as a percentage of advertising budgets has been increasing over the years, reaching 7.6% in 2007 from 5.3% in 2004 (source: TNS Media Intelligence, “TNS Media Intelligence Reports U.S. Advertising Expenditures Grew 0.2 Percent in 2007”, March 25, 2008, available at http://www.tns.mi.com/news/03252008). For the first nine months of 2008, internet advertising spending grew 7% compared to the same period in 2007, even as total advertising spending declined 1.7% (source: TNS Media Intelligence, “TNS Media Intelligence Reports U.S. Advertising Expenditures Declined 1.7 Percent in First Nine Months of 2008”, available at http://www.tns-mi.com/news/1211208.htm).

Market Positioning and the Honey Database

Commencing with the launch of our online magazine and social network in March 2009, we plan to develop and use Honey’s online presence, the Honey Database and other cost-effective marketing to reconnect with the Honey audience.

Sahara acquired approximately 3,660,000 of the 4,050,000 names (approximately 3,900,000 names after database was scrubbed), included in the Honey Database pursuant to an asset purchase agreement (the “Database Purchase Agreement”), by and between Sahara Media, Inc. and BPA Associates, LLC (“BPA”). The remaining portion of the Honey Database, including approximately 390,000 names, was already owned by Sahara prior to entering into the Database Purchase Agreement. BPA is an entity owned by Bertha Anderson, who is the mother of Philmore Anderson IV, our chief executive officer. Under the Database Purchase Agreement, we paid BPA $825,000 in cash, of which $50,000 was paid upon the closing of a bridge loan in July 2008, and an additional $775,000 was paid upon the closing of the Private Placement on September 17, 2008. In addition, pursuant to the Database Purchase Agreement, upon the closing of the Private Placement, we issued BPA 1,425,000 shares of common stock. The closing under the Database Purchase Agreement occurred upon the closing of the Private Placement on September 17, 2008.

Commencing with the launch of our online magazine and social network in March 2009, we will seek to attract unique visitors to the online magazine and develop our advertising base by developing and refining our editorial and production standards to provide consistently fresh, relevant content.

Commencing in the first half of 2010, we will seek to expand the reach of the Honey brand through licensing to radio, television, consumer products, and other platforms as appropriate to reach our target demographic. We do not have any such licensing deals in place and cannot assure you that we will be successful in implementing and generating revenues from these plans.

We do not anticipate incurring additional expenses in connection with these plans, apart from our ongoing operational expenditures as set forth under “Business Model” below.

Market Size and Analysis

African-American Consumer Profile: Young, Increasingly Affluent and Educated

The African-American population skews younger than the U.S. population. In 2005, the median age of the African-American population was 31.3 compared to 40.4 for non-Hispanic whites (source: U.S. Census Bureau, 2005).  In addition, females represent a greater percentage of the African-American population than of the general U.S. population (Source: U.S. Census Bureau, 2004).

 Snapshot of the African-American Market

The following trends provide specific evidence of the size, growth, and viability of Honey’s target market:

African-American influence pervades American culture—fashion, music, dance and language are just a few examples of the power that this market segment has on America.

From 1990 to 2012, the African-American population is projected to grow by 35.3% compared to a 26.6% increase for the total U.S. population (source: Jeffrey M. Humphreys, “The Multicultural economy 2007”, Georgia Business and Economic Conditions, Volume 67, Number 3, available at  http://www.selig.uga.edu/forecast/GBEC/GBEC0703Q.pdf). Currently, the African-American population comprises 13% of the total U.S. population. The percent of African-Americans who are new immigrants continues to grow and contribute to the vitality of the community. The market research firm Synovate estimated in 2006 that 8.5% of the African-American population was foreign born. This represents an increase from the 7.4% of the African-American population who were immigrants in 1990 (Source: U.S. Census Bureau, 2004).

The buying power of African-Americans rose 166% in 17 years, from $318 billion in 1990 to $845 billion in 2007 (source: Jeffrey M. Humphreys, “The Multicultural economy 2007”, Georgia Business and Economic Conditions, Volume 67, Number 3, Third Quarter 2007, available at http://www.selig.uga.edu/forecast/GBEC/GBEC0703Q.pdf) . By 2012, the buying power of African-Americans is projected to grow to more than $1 trillion (source: Jeffrey M. Humphreys, “The Multicultural economy 2007”, Georgia Business and Economic Conditions, Volume 67, Number 3, Third Quarter 2007, available at http://www.selig.uga.edu/forecast/GBEC/GBEC0703Q.pdf).

Honey targets a significant segment within the African-American market

•                    There are 5.027 million African-American women between the ages of 18 – 34 (source: U.S. Census Bureau, 2004)

•                   86% of African-Americans adults are regular magazine readers, compared to 85% of all U.S. adults, as of the fall of 2007 (source: Magazine Publishers of America, “African-American/Black Market Profile” (2008), available at http://www.magazine.org/ASSETS/2457647D5D0A45F7B1735B8ABCFA3C26/market_profile_black.pdf (the “MPA Report”).

•                    The median number of magazine issues read in a month by African-American magazine readers is 10.7, compared to 7.5 per month for all U.S. adults, as of the fall of 2007 (source: MPA Report).

Competition

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information and entertainment on the web. We intend to leverage the Honey brand by integrating our online magazine and the Honey Database, and working with our operational, PR and professional partners to effectively compete. Below is a breakdown of the competition that we face in our three main planned business segments.

Competition in the Social Networking Space

Online social networking services are used regularly by millions of people. We believe that the principal competitive factors in the social networking market are name recognition, functionality, performance, ease of use, value-added services and features, and quality of support.

We will seek to reach our core target demographic of African-American women in the 18-34 age bracket through content that integrates our social networks Hivespot.com and the full version of our online magazine. We will exploit content and brand equity from Honey’s six-year run as a print publication.  We also plan to attract users to our social network through use of our Honey Database of approximately 3.9 million women in our target demographic.

Competition in the Online Magazine Space

We plan to launch Honeymag.com as an online magazine and social network. Honeymag.com is currently an operating website, having recently emerged from “beta” or test stage. We believe there is not currently a pure online magazine especially targeting urban women. Accordingly, we believe the principal competition for the online magazine will be the websites of print publications targeted at African-Americans.

We will attempt to distinguish Honey from its competition through unique and original content developed for our Honey brand, as well as through content that integrates our social networks Hivespot.com and the full version of our online magazine. In addition, we plan to exploit content and brand equity acquired from Honey’s six year run as a print publication. We also plan to attract readers to our online magazine by use of our Honey Database of approximately 3.9 million women in our target demographic. In addition, by launching as an online rather than print magazine, we will avoid the printing and labor costs of print publications.

Competition in the Database Management Business

Our main asset besides our Honey brand is our proprietary Honey Database. We believe the Honey Database will be integral to our business  by generating revenue through the licensing of the Honey Database to advertisers, political parties, and others.

We do not anticipate that competition in the database management business will materially affect our operations. We will seek to compete in the database management business by continually enhancing and growing our database through individual registration on our online magazine and social network websites.

Honey Brand Name

The Honey brand is aimed at the 18-34 year old black female. It aims to address the lifestyle and interests of this demographic by providing editorial content that is relevant, entertaining, informative, and inspiring.

Description of the Brand

We intend to re-establish the Honey brand with a focus on the issues and lifestyle that affect the black female--what she wears, what she wants out of her career, how she connects to others, what she aspires to in life, and how she feels about herself.

To re-establish the Honey brand, we intend to create and provide content such as skin care tips, make-up techniques, club fashion, clothing reviews, shopping advice, sexual columns, and health news, all from a young, black, female perspective.

We believe that at this time, there is not a single online publication exclusively targeting the 18-34 urban female market.

Honey’s closest competition is Essence magazine. However, Essence’s audience base is older, married, and has a higher percentage of men.

Other competition includes magazines targeting African-American readership in general: Ebony, Vibe, Vixen, Jet, Source, and Black Enterprise. However, these publications have had a different editorial focus.

Business Model

Bringing the Online and Offline Models Together

We will seek to combine online  advertising and live events under one roof.  To this end, the Honey Database will be used to maximize Honey’s brand awareness and to drive traffic to our social network, online magazine and to events.

Commencing in the first half of 2009, we plan to hold live events through partnerships with sponsors seeking to reach Honey’s target demographic, such as, for example, a record launch sponsored by a liquor company, or a hairstyle-related event sponsored by a cosmetics company. If we are successful in implementing such plans, the sponsor of the event would pay us a fee for holding the event, for the exposure to Honey’s target demographic. We do not have any arrangements in place for any live events and there is no assurance we will succeed in implementing and generating revenue from these plans.

Through online advertising, direct marketing, events and social networking, we will seek to leverage the Honey brand name and the Honey Database.

We will seek to quickly connect with Honey’s past advertisers while forging new agency and corporate relationships.

We will also seek to create advertising impact, such that advertising agencies and brands will view Honey as the best way to reach our highly targeted audience. Ads should appear in the relevant editorial context to maximize receptivity. Online quality and ad layout should exceed sponsor expectations.  We will seek to integrate Honey’s online content with the social network Hivespot.com to maximize our target marketing potential.

Finally, we will seek to make all production and distribution dates in a timely fashion while exercising cost discipline in all areas of the business.

Content for the magazine will be driven by the full-time and freelance editorial staff, re-purposed past content from the Honey print publication, and user generated content through our proprietary social network Hivespot.com.

Ongoing operational expenditures related to content development fall under the following categories:

▪                   Editorial staff salaries (approximately $250,000 annually)
▪                   Server hosting (approximately $7,500 annually)
▪                   Software design (approximately $30,000 annually)
▪                   Software applications (approximately $3,000 annually)
▪                   Office rent (approximately $108,000 annually)
▪                   Office supplies (approximately $12,000 annually)
▪                   Insurance (approximately $23,000 annually)
▪                   Utilities (approximately $3,000 annually)

We believe our existing capital, together with anticipated revenues, will be sufficient to fund our content generation. However, we cannot assure you that our cost estimates are accurate, that anticipated revenues will materialize, or that unforeseen events will not occur that would cause us to seek additional funding to meet our need for working capital. There can be no assurance that financing, if and when needed, will be available in amounts or on terms acceptable to us, or at all.

Expansion Plan

We anticipate that the foundation for our expansion, will involve:

•                   Commencing with the launch of our online magazine and social network in February 2009, utilization of the Honeymag.com website and its integration with the social network Hivespot.com to drive web traffic;

•                   The licensing of our Honey Database for potential revenue generation (we have begun efforts to license the Honey Database, although we do not anticipate generating significant revenue from licensing the Honey Database prior to 2010);

•                   Commencing in the first half of 2009, holding live events in partnership with sponsors, such as, for example, a record launch sponsored by a liquor company; and

•                   Commencing in the second half of 2009, our use of direct mail and email to contact names on our Honey Database,

Commencing in the third quarter of 2009, we also plan to launch Honey as a quarterly, limited edition online magazine, after we have re-established the Honey brand through the online magazine and provided there is sufficient advertising demand.

We do not anticipate incurring additional expenses in connection with our expansion plans, apart from our ongoing operational expenditures as set forth under “Business Model” above.

We do not believe our expansion plan set forth above will require us to seek additional funding. However, there can be no assurance that our cost estimates are accurate, that anticipated revenues will materialize, or that unforeseen events will not occur that would cause us to seek additional funding to meet our need for working capital. There can be no assurance that financing, if and when needed, will be available in amounts or on terms acceptable to us, or at all.

Sales Strategy

We plan to generate revenues by (1) selling online advertising to corporate and agency clients, and (2) licensing our Honey Database.

We anticipate that we will begin generating advertising revenues in the second half of 2009. We plan to sell advertising both through ad aggregators, and through direct sales, which generally provide for greater potential revenues. We do not currently have any arrangements with advertisers, but we have an advertising sales team in place. We have retained BET and GLAM Media as our ad aggregator. We anticipate that the available ad space on our site will be filled through these aggregators. The amount of revenue that will be generated through these initial ads, as well as future ads, will depend on the amount of traffic the site will generate. We anticipate that we will begin generating advertising revenues in the third quarter of 2009. We estimate that we will generate revenue of $250,000 in the third quarter of 2009, and $750,000 in the fourth quarter of 2009, from the sale of advertising on our website. However, we have generated de minimis revenues to date and there can be no assurance our revenue estimates are accurate. We have begun efforts to license the Honey Database; however, we do not anticipate generating significant revenue from the licensing of our Honey Database or other sources in 2009.

We plan to target both brands, including both past Honey advertisers and new prospects; and agencies, including African-American focused and other agencies, to secure advertising sales.

For both brands and agencies, we will offer a range of sponsorships, including online ads, special issues, special sections, branded promotions, and other integrated media as appropriate.

The following are priorities for our sales effort, commencing with the launching or our online magazine and social network in February 2009:

• Connect with advertisers who have supported Honey in the past

• Leverage special issues and promotions for increased ad sales

Honey will use a range of special issues, sections, and promotions to add value for advertising partners and attract new sponsors.

Special issues currently planned include Holiday Gift Guide, Automotive, Travel, and Health. These issues will be complemented by a range of promotional opportunities such as travel contests, beauty makeover contests, technology giveaway contests, and others as appropriate.

• Develop rate incentive program for new and valued advertising partners

Charter advertiser incentives will be developed for advertising partners who commit to long-term insertions. Currently, we plan to offer a rate break for those who commit to nine or more insertions.

• Provide integrated, multi-platform solutions to complement online offering

The focus of our initial media programs will be the online magazine and social network supplemented by off-line promotion.

We believe that in the coming years, advertisers will increasingly demand integrated media solutions that combine print, web, events, and broadcast media. To meet this demand, we anticipate the development of a number of other media options, including Honey Radio, Honey TV, Honey Music, and other brand extensions. Our success does not rely on these extensions. However, we believe that they will be a highly cost effective way to enhance brand equity while creating additional sponsorship value for our advertising partners.

As noted above, we also plan to generate revenue from the Honey Database, which targets a highly specific demographic group, by licensing it to advertisers as well as non-profit organizations. We have begun efforts to license the Honey Database, however, we do not anticipate generating significant revenues from the licensing of the Honey Database prior to 2010. We do not currently have any licensing deals in place and we cannot assure you that we will be successful in licensing and generating revenues from the Honey Database.

Project Development

Pursuant to a project order agreement with Dogmatic, Inc. (“Dogmatic”), dated July 8, 2008, we retained Dogmatic, a creative production services agency with offices in New York City and Venice, CA, to develop and launch our online magazine and social networking site. We paid Dogmatic $550,000 for their services under the agreement, including an initial deposit of $75,000 upon execution of the agreement. No further amounts are due to Dogmatic under the agreement.

In addition, pursuant to a master services agreement, dated July 11, 2008, we retained Ripple6, Inc. (“Ripple”), to provide ongoing maintenance and support services for our online magazine and social networking site. Pursuant to the master services agreement, we agreed to pay Ripple a minimum monthly fee of $5,000, which may increase to $9,500 or $17,500 based on the monthly pageviews on the websites.

Hivespot.com—Social Networking Functionality

Web branding and design will allow us to select and coordinate available components so as to create an efficient layout and structure. Dogmatic will design a web shell that is simple and flexible to display content according to various user preferences (both front-end (users who have registered for the site) and back-end (users who are part of the administrative staff of the magazine)). Creating an appropriate balance between eye-catching design and engaging/informative content will reinforce the Honey web brand. This combination will encourage visitors to become accustomed to and ultimately return to our website for new content and information posted since the user’s previous visit.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet. In addition, laws and regulations relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world. We face risks from some of the proposed legislation that could be passed in the future.

In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, which include actions for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content generated by users. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. Any court ruling that imposes liability on providers of online services for activities of their users and other third parties could harm our business.

Likewise, a range of other laws and new interpretations of existing laws could have an impact on our business. For example, in the U.S. the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing, linking or hosting third-party content that includes materials that infringe copyrights or other rights. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

Similarly, the application of existing laws prohibiting, regulating or requiring licenses for certain businesses of our advertisers, including, for example, online gambling, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms, can be unclear. Application of these laws in an unanticipated manner could expose us to substantial liability and restrict our ability to deliver services to our users. For example, some French courts have interpreted French trademark laws in ways that would, if upheld, limit the ability of competitors to advertise in connection with generic keywords.

We are also subject to federal, state and foreign laws regarding privacy and protection of user data. Any failure by us to comply with our posted privacy policies or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could potentially harm our business. In addition, the interpretation of data protection laws, and their application to the internet, in Europe and other foreign jurisdictions is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and to have to change our business practices. Further, any failure by us to protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure.

Intellectual Property

Our Honey Database, trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. In particular, we consider the “Honey” trademark and our related trademarks to be valuable to us and will aggressively seek to protect them. We have registered the following trademarks in the United States for the class of paper goods and printed matter (which relates to printed publications): Honey, and Honey Hair & Beauty. In addition, we have U.S. trademark applications pending for the class of paper goods and printed matter for the following trademarks: Honey Bride, and Honey Teen; and have U.S. trademark applications pending for the class of education and entertainment for the following trademarks: Honey, Honey Bride, Honey Teen, and Honey Hair & Beauty.

Employees

We have approximately fifteen employees (all except one is full-time). None of our employees are represented by a labor union. We consider our employees relations to be good.

Research and Development

For the years ended December 31, 2008 and 2007 we incurred $243,114  and $143,351, respectively, on research and development.

Item 1A.	Risk Factors

We have a limited operating history upon which an evaluation of our prospects can be made.

We have had only limited operations since our inception upon which to evaluate our business prospects. As a result, an investor does not have access to the same type of information in assessing his or her proposed investment as would be available to purchasers in a company with a history of prior operations. We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management’s potential underestimation of initial and ongoing costs. We also face the risk that we may not be able to effectively implement our business plan. If we are not effective in addressing these risks, we may not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

We have a history of losses and a large accumulated deficit and we may not be able to achieve profitability in the future.

For the years ended December 31, 2008 and 2007 we incurred net losses of $2,034,056 and $728,729, respectively. From the date of inception (January 18, 2005) through December 31, 2008, we have accumulated net losses of $3,994,456 . There can be no assurance that we will be profitable in the future. If we are not profitable and cannot obtain sufficient capital we may have to cease our operations.

Additional financing may be necessary for the implementation of our strategy, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. We believe that our available capital together with anticipated revenues will be sufficient to continue the development of our business for the foreseeable future. However, we cannot assure you that our cost estimates are accurate, that anticipated revenues will materialize, or that unforeseen events will not occur that would cause us to seek additional funding to meet our need for working capital. There can be no assurance that financing, if and when needed, will be available in amounts or on terms acceptable to us, or at all.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If our business and markets grow and develop it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing expanding service offerings and in integrating any acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations or cause administrative inefficiencies.

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•	our ability to raise substantial additional capital to fund the implementation of our business plan;
•	our ability to execute our business strategy;
•	the ability of our products and services to achieve market acceptance;
•	our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;
•	our ability to attract and retain qualified personnel;
•	our ability to manage our third party relationships effectively; and
•	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant adverse effect on our ability to implement our business plan and our ability to pursue other opportunities that arise.

Our business depends on the development of a strong brand, and if we do not develop and enhance our brand, our ability to attract and retain subscribers may be impaired and our business and operating results may be harmed.

We believe that our “Honey” brand will be a critical part of our business. Re-establishing, developing and enhancing the “Honey” brand may require us to make substantial investments with no assurance that these investments will be successful. If we fail to re-establish, promote and develop the ‘‘Honey’’ brand, or if we incur significant expenses in this effort, our business, prospects, operating results and financial condition may be harmed. We anticipate that re-establishing, developing, maintaining and enhancing our brand will become increasingly important, difficult and expensive.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our services and brand.

Our trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. In particular, we consider the “Honey” trademark and our related trademarks to be valuable to us and will aggressively seek to protect them. We have registered the following trademarks in the United States for the class of paper goods and printed matter (which relates to printed publications) : Honey, and Honey Hair & Beauty. In addition, we have U.S. trademark applications pending for the class of paper goods and printed matter for the following trademarks: Honey Bride, and Honey Teen; and have U.S. trademark applications pending for the class of education and entertainment for the following trademarks: Honey, Honey Bride, Honey Teen, and Honey Hair & Beauty. Various events outside of our control pose a threat to our intellectual property rights as well as to our services. For example, effective intellectual property protection may not be available in every country in which our services are made available through the internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

We may be unable to protect our intellectual property from infringement by third parties.

Our business plan is significantly dependent upon exploiting our intellectual property. There can be no assurance that we will be able to control all of the rights for all of our intellectual property. We may not have the resources or capital necessary to assert infringement claims against third parties who may infringe upon our intellectual property rights. Litigation can be costly and time consuming and divert the attention and resources of management and key personnel.

In providing our services we could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we do not prevail, could also cause us to pay substantial damages and prohibit us from selling our services.

Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, if it is ultimately determined that our services infringe on a third party’s proprietary rights. Even if claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from our other business concerns.

Traffic levels on our Website can fluctuate, which could materially adversely affect our business.

Traffic levels to our Website can fluctuate significantly as a result of social, political and financial news events.  The demand for advertising, cross promotion and subscriptions on our Website as well as on the Internet in general can cause changes in rates paid for Internet advertising. This could impede our ability to obtain or renew marketing or advertising agreements and raise budgeted marketing and advertising costs.

Our business may be adversely affected by malicious applications that interfere with, or exploit security flaws in, our services.

Our business may be adversely affected by malicious applications that make changes to our users’ computers and interfere with the Honeymag.com experience. These applications may attempt to change our users’ internet experience. The interference may occur without disclosure to or consent from users, resulting in a negative experience that users may associate with Honeymag.com. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. In addition, we plan to offer a number of services that our users will download to their computers or that they will rely on to store information and transmit information to others over the internet. These services are subject to attack by viruses, worms and other malicious software programs, which could jeopardize the security of information stored in a user’s computer or in our computer systems and networks. The ability to reach users and provide them with a superior experience is critical to our success. If our efforts to combat these malicious applications are unsuccessful, or if our services have actual or perceived vulnerabilities, our reputation may be harmed and our user traffic could decline, which would damage our business.

We may face liability for information displayed on or accessible via our website, and for other content and commerce-related activities, which could reduce our net worth and working capital and increase our operating losses.

Because materials may be downloaded by the services that we operate or facilitate and the materials may be subsequently distributed to others, we could face claims for errors, defamation, negligence or copyright or trademark infringement based on the nature and content of such materials, which could adversely affect our financial condition. Even to the extent that claims made against us do not result in liability, we may incur substantial costs in investigating and defending such claims.

We may be subjected to claims for defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our website. These types of claims have been brought, sometimes successfully, against marketing and media companies in the past. We may be subject to liability based on statements made and actions taken as a result of participation in our chat rooms or as a result of materials posted by members on bulletin boards on our website. Based on links we provide to third-party websites, we could also be subjected to claims based upon online content we do not control that is accessible from our website.

Although we plan to carry general liability insurance, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liabilities to which we are exposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would reduce our net worth and working capital and increase our operating losses.

Changing laws, rules and regulations and legal uncertainties could increase the regulation of our business and therefore increase our operating costs.

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet. In addition, laws and regulations relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world. We face risks from some of the proposed legislation that could be passed in the future.

In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, which include actions for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content generated by users. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. Any court ruling that imposes liability on providers of online services for activities of their users and other third parties could harm our business.

Likewise, a range of other laws and new interpretations of existing laws could have an impact on our business. For example, in the U.S. the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing, linking or hosting third-party content that includes materials that infringe copyrights or other rights. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities. Similarly, the application of existing laws prohibiting, regulating or requiring licenses for certain businesses of our advertisers, including, for example, online gambling, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms, can be unclear. Application of these laws in an unanticipated manner could expose us to substantial liability and restrict our ability to deliver services to our users. For example, some French courts have interpreted French trademark laws in ways that would, if upheld, limit the ability of competitors to advertise in connection with generic keywords.

We are also subject to federal, state and foreign laws regarding privacy and protection of user data. Any failure by us to comply with our posted privacy policies or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could potentially harm our business. In addition, the interpretation of data protection laws, and their application to the internet, in Europe and other foreign jurisdictions is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and to have to change our business practices. Further, any failure by us to protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which would adversely affect our business.

We could face liability for breaches of security on the Internet.

To the extent that our activities or the activities of third-party contractors involve the storage and transmission of information, such as credit card numbers, social security numbers or other personal information, security breaches could disrupt our business, damage our reputation and expose us to a risk of loss or litigation and possible liability. We could be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. We could also be liable for claims relating to security breaches under recently-enacted or future data breach legislation. These claims could result in substantial costs and a diversion of our management’s attention and resources.

We are dependent on third party databases and computer systems.

We depend on the delivery of information over the Internet, a medium that depends on information contained primarily in an electronic format, in databases and computer systems maintained by third parties and us. A disruption of third-party systems or our systems interacting with these third party systems could prevent us from delivering services in a timely manner, which could have a material adverse effect on our business and results of operations.

Our systems are also heavily reliant on the availability of electricity. If we were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly and their fuel supply could be inadequate during a major power outage. This could result in a temporary disruption of our business.

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers may be able to block, degrade or charge for access to certain of our services, which could lead to additional expenses and the loss of users and advertisers.

Our planned services depend on the ability of our users to access the internet, and certain of our services will require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant and increasing market power in the broadband and internet access marketplace, including existing telephone companies, cable companies and mobile communications companies. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our anticipated services by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. These activities may be permitted in the U.S. after recent regulatory changes, including recent decisions by the U.S. Supreme Court and Federal Communications Commission and under legislation being considered by the U.S. Congress. While interference with access to our planned services seems unlikely, such carrier interference could result in a loss of existing users and advertisers, increased costs, and impair our ability to attract new users and advertisers, thereby harming our revenue and growth.

We face intense competition from social networking sites and other Internet businesses and may not be able to successfully compete.

We face formidable competition in every aspect of our planned business, and particularly from other companies that seek to connect people with information and entertainment on the web. Such competitors include Blackplanet, YouTube, My Space, Craig’s List, Evite, and Facebook.

In addition, we will be competing with other Internet companies, including general purpose consumer online services, such as America Online and Microsoft Network; and other web “portal” companies, such as Excite, Infoseek, Yahoo!, Google and Lycos.

We will also face competition from the online versions of newsstand magazines, such as EbonyJet.com (the online version of Ebony and Jet magazines), Essence.com, and Blackenterprise.com.

Our competitors have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. They may have a greater ability to attract and retain users than we do because they operate internet portals with a broader range of content products and services. If our competitors are successful in providing similar or better web sites, more relevant advertisements or in leveraging their platforms or products to make their web services easier to access, our user traffic and the size of our network could be negatively affected, which could negatively affect our revenues.

We face competition from traditional media companies, and we may not be included in the advertising budgets of large advertisers, which could harm our operating results.

In addition to Internet companies and online magazines, we face competition from companies that offer traditional media advertising opportunities, including television, radio and print. This would include such companies as News Corp., Time, Inc. and CBS, among others.  Most large advertisers have set advertising budgets, a portion of which is allocated to internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, our operating results would be harmed.

If we do not innovate and provide services that are useful to users, we may not be able to effectively compete, and our revenues and operating results could suffer.

Our success depends on providing services that make using the internet a more useful and enjoyable experience for our users. Our competitors are constantly developing innovations in web based services. As a result, we must invest significant resources in research and development in order to introduce and enhance services that people can easily and effectively use. If we are unable to provide quality services, then we will fail to attract users, or our users may become dissatisfied and move to a competitor’s services. Our operating results would also suffer if our anticipated services are not responsive to the needs of our users and members, are not appropriately timed with market opportunities or are not effectively brought to market. As internet broadcasting technology and social networks continue to develop, our competitors may be able to offer services that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive.

We need to enter into strategic relationships with other Websites. If we are unable to do so, our revenues and operating results will suffer.

We will need to establish and maintain strategic relationships with other Websites to attract users, advertisers and compelling content.  There is intense competition for placements and cross promotion on these sites, and we may not be able to enter into relationships on commercially reasonable terms or not at all.  In addition, we may have to pay significant fees to establish and maintain these relationships.

Our business model is dependent upon continued growth in the use of the Internet by our target demographic, and acceptance of our services by our target demographic. If such growth and acceptance do not occur, our business will suffer.

Our business model depends on creating and increasing demand for our content and e-commerce initiatives from our 18-34 urban female target demographic. This in turn depends on this demographic continuing to increase its use of the Internet for obtaining information pertaining to social, political, financial and lifestyle events. There can be no assurance that such growth will continue, or that our services will be accepted by this demographic. If such growth and acceptance do not occur, our business will be materially adversely affected.

Existing technologies can block our ads, which would harm our business.

We expect that much of our revenues will be derived from fees paid by advertisers in connection with the display of ads on web pages. There are existing technologies that can block display of some of the ads which we anticipate will be displayed on our website. As a result, ad-blocking technology could adversely affect our operating results.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Philmore Anderson IV, Chief Executive Officer, Mr. Larry J. Stinson, Chief Financial Officer, and Mr. Timothy Kelly, President. There can be no assurance that we will be able to retain the services of such officers and employees.  Our failure to retain the services of our key personnel could have a material adverse effect on us.   In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel.  Our inability to attract and retain the necessary personnel could have a material adverse effect on us.

The current and continued downturn in United States economic conditions could adversely affect our business and our ability to raise capital, if and when needed.

The U.S. economy is currently experiencing a significant contraction, and it is expected that we will see further economic deterioration in the immediate future. We expect that much of our revenues will be derived from fees paid by advertisers in connection with the display of ads on web pages, including from companies whose success is dependent upon consumers’ willingness to spend money on entertainment and other discretionary items. Weakening economic conditions or outlook could reduce the consumption of discretionary products and services and, thus, reduce advertising for such products and services. This may adversely affect our ad revenues which would adversely affect our business and financial results.

Furthermore, during challenging economic times, we may face greater difficulties gaining timely access to financings, if and when needed, which could result in an impairment of our ability to continue our business activities.

Risks Related to our Common Stock:

There is no active, liquid trading market for our common stock.

Our common stock is registered under the Securities Exchange Act of 1934, as amended, and is currently listed on the OTC Bulletin Board. However, there is no regular active trading market in our common stock, and we cannot give an assurance that an active trading market will develop. If an active market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;
•	announcements that our revenue or income are below analysts’ expectations;
•	general economic slowdowns;
•	sales of large blocks of our common stock;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and
•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of early stage technology companies.

The ownership of our common stock is highly concentrated in our officers and directors.

Our current executive officers and directors beneficially own approximately 51.5% of the Company’s outstanding common stock, including approximately 45% of our outstanding shares which are beneficially owned by our Chief Executive Officer and Chairman Philmore Anderson IV. As a result, if they act in concert, our executive officers and directors will control all of the issues submitted to a vote of the Company’s shareholders.  Such concentration of share ownership may have the effect of discouraging, delaying or preventing a change in control of the Company.

Our common stock is subject to the “penny stock” rules of the SEC, which may make it more difficult for stockholders to sell our common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The regulations applicable to penny stocks may severely affect the market liquidity for the Company’s common stock and could limit an investor’s ability to sell the Company’s common stock in the secondary market.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future.  Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on the Company’s common stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

The sale of a significant number of shares could depress the price of our common stock.

Because there is not an active, liquid public market for our common stock, there may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares of our common stock, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

If a significant number of shares of our common stock are sold, the market price of our common stock may decline.

Our issuance of common stock upon exercise of outstanding warrants may depress the price of our common stock.

As of March 30, 2009, we have 30,812,042 shares of common stock and warrants to purchase 10,294,034 shares of common stock outstanding. The issuance of shares of common stock upon exercise of outstanding warrants could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

 Our principal executive offices are located at 81 Greene Street, 4th Floor, New York, New York 10012. The offices consist of approximately 2,750 square feet. Our current monthly rent is $9,000 (which will increase to $9,600 by October 2010) under a three year lease that commenced in October 2008. We believe that our properties are adequate for our current and immediately foreseeable operating needs.

Item 3.	Legal Proceedings.

We are not subject to any pending or threatened legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates are involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

None.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the OTC-BB under the symbol “SHHD.OB”. The Company’s Common Stock is listed on the Over-the-Counter Bulletin Board (“OTC.BB”) under the symbol “SHHD.”  Trading in the Common Stock is very limited. The following table sets forth the range of high and low bid prices of our common stock as reported and summarized on the OTC.BB for the periods indicated.  These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter	High Bid	Low Bid

2007 First Quarter	$7.50	$7.50
2007 Second Quarter	$12.00	$3.60
2007 Third Quarter	$3.00	$0.90
2007 Fourth Quarter	$0.90	$0.60
2008 First Quarter	$0.90	$0.60
2008 Second Quarter	$0.30	$0.30
2008 Third Quarter	$4.50	$0.30
2008 Fourth Quarter	$4.00	$2.00
2009 First Quarter	$3.00	$3.00

As of March 30, 2009, the last sale price reported on the OTC.BB for the Company’s Common Stock was $3.00 per share.

As of March 30, 2009, there were approximately 300 holders of record of the Company’s Common Stock.

Dividends.

We have not declared any dividends on our Common Stock to date and we do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plan

In January 1998, MFI’s board of directors approved a stock option plan under which 16,667 shares of common stock have been reserved for issuance. The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	16,667

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	N/A	N/A	16,667

Recent Sales Of Unregistered Shares.

On October 20, 2008, Sahara Media Holdings, Inc. (the “Company”) issued and sold 4,000 shares of common stock and five-year warrants to purchase 4,000 shares of common stock at an exercise price of $2.50, to an accredited investor, for a purchase price of $5,000.

John Thomas Financial, Inc. was the exclusive placement agent for the private placement and received a commission of $500 (equal to 10% of the gross proceeds) and a non-accountable expense allowance of $150 (equal to 3% of the gross proceeds).

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

Other than as reported in this item, all other sales of our restricted stock have been reported in a Current Report on Form 8-K or in a Quarterly Report on Form 10-Q.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management's Discussion And Analysis Of Financial Condition and Results of Operations.

Forward-Looking Statements and Associated Risks.

Some of the statements contained in this report on Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this report on Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

Plan of Operation

We are a development-stage company located in New York. Since our formation, we have concentrated on developing our business strategy and obtaining financing. We re-launched Honey as an online magazine and social network on March 5, 2009 . We expect that the primary components of our business will be:

•	The online magazine Honeymag.com
•	The social network Hivespot.com
•	Our database of approximately 3.9 million names in the 18-34 urban female demographic (the “Honey Database”).

Honeymag.com and Hivespot.com are currently operating websites. We officially launched Honeymag.com and Hivespot.com on March 5, 2009.

We plan to generate revenues through: (i) advertising sales from our online magazine and social network web sites; (ii) licensing of our database; and, (iii) direct marketing and sponsorships.

We anticipate that we will begin generating advertising revenues in the second half of 2009. We plan to sell advertising both through ad aggregators, and through direct sales, which generally provide for greater potential revenues. We do not currently have any arrangements with advertisers, but we have an advertising sales team in place. We have retained BET and GLAM Media as our ad aggregator. We anticipate that the available ad space on our site will be filled through these aggregators. The amount of revenue that will be generated through these initial ads, as well as future ads, will depend on the amount of traffic the site will generate. We anticipate that we will begin generating advertising revenues in the third quarter of 2009. We estimate that we will generate revenue of $250,000 in the third quarter of 2009, and $750,000 in the fourth quarter of 2009, from the sale of advertising on our website. However, we have generated de minimis revenues to date and there can be no assurance our revenue estimates are accurate. We have begun efforts to license the Honey Database; however, we do not anticipate generating significant revenue from the licensing of our Honey Database or other sources in 2009.

Results of Operations

Since inception, Sahara has generated de minimis revenue from advertising and the licensing of its database.  In the same period, Sahara has incurred expenses related to securing the “Honey” Brand trademarks, funding the development of a business plan, and raising capital.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues for the year ended December 31, 2008 were $8,183 compared to $2,347 for the year ended December 31, 2007.   We generated on-line revenue from several clients. Although the website Honeymag.com had not yet been launched as our online magazine, ads were sold on a prior version of the Honeymag.com website (which had much less content than our planned online magazine and did not include a social network).

Product development expenses for the year ended December 31, 2008 was $243,114 compared to $143,351 for the year ended December 31, 2007.We attribute the increase of $99,763 (70%) to website development and licensing expenses.

Selling and marketing expenses for the year ended December 31, 2008 were $133,468 compared to $74,482 for the year ended December 31, 2007. We attribute the increase of $58,986 (79%) to consulting fees.

General and administrative expenses for the year ended December 31, 2008 were $1,582,323 compared to $456,254 for the year ended December 31, 2007. We attribute the increase of $1,126,069 (247%) to professional fees of approximately $673,000 paid for accounting, legal and financial advisory services related our required SEC filings; payroll and management consultant costs of approximately $369,000; rent of $81,600.

Interest expense to a related party for the year ended December 31, 2008 was $17,053 compared to $37,663 for the year ended December 31, 2007. The decrease of $20,610 (55%) is attributed to the settlement of promissory notes and advances due prior to the Company’s reorganization.

Interest expense for the year ended December 31, 2008 was $90,889 compared to $19,326 for the year ended December 31, 2007.  We attribute the increase of $71,563 (370%) to interest on two bridge loans for working capital purposes as well as the value of warrants issued as additional compensation for one of the loans.  These notes were satisfied in June 2008.

We earned interest income of $24,608 for the year ended December 31, 2008 from cash received from the sale of our common stock (see below). We had no earned interest income for the year ended December 31, 2007.

As a result of the foregoing, the net loss for the year ended December 31, 2008 was $2,034,056 compared to $728,729 for the year ended December 31, 2007.

Liquidity and Capital Resources

On September 17, 2008, October 8, 2008, and October 20, 2008, we entered into a series of identical subscription agreements (the “Subscription Agreements”) with accredited investors (the “Investors”), pursuant to which, the Company issued and sold approximately 79.44 units, with each unit consisting of 100,000 shares of Common Stock and five-year warrants to purchase 100,000 shares of common stock with an exercise price of $2.50 per share, for a purchase price of $125,000 per unit (the “Private Placement”). Pursuant to the Private Placement, the Company issued and sold to the Investors an aggregate of 7,944,034 shares of common stock (the “Common Shares”) and five-year warrants to purchase 7,944,034 shares of Common Stock  with an exercise price of $2.50 (the “Investor Warrants”), for an aggregate purchase price of approximately $9,930,000. Following payment of expenses and costs related to the Private Placement and the acquisition of Sahara Media, Inc., and repayment of bridge loans, we received net proceeds of approximately $6,990,000. We used a portion of the net proceeds for operational expenses of $600,000, purchase of our database at a cost of $775,000, and the development of our software platform at a cost of $550,000. Our short term capital needs were greater than our anticipated future capital needs due to the expenses related to setting up our company and its core products and services, including the acquisition and verification of the email and target demographic database, acquisition of office space, technology equipment and recruitment of key personnel.

As of December 31, 2008, we have cash and cash equivalents available of approximately $4,437,000, of which approximately $2,300,000 will be used in the next twelve months for operational expenses.

We anticipate that our long term capital needs will be met from our remaining available capital raised in the Private Placement and from anticipated revenues as well as from our existing line of credit. However, there can be no assurance that our cost estimates are accurate, that anticipated revenues will materialize, or that unforeseen events will not occur that would cause us to seek additional funding to meet our need for working capital. There can be no assurance that financing, if and when needed, will be available in amounts or on terms acceptable to us, or at all.   The current economic crisis could make it more difficult to obtain financing if and when needed

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements, together with the independent registered public accounting firm's report of Weiser LLP begin on page F-1, immediately after the signature page.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Philmore Anderson, IV, the Company’s Chief Executive Officer (“CEO”) and Larry Stinson, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended December 31, 2008.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not completely effective, due to a lack of internal resources to account for the completeness of transactions, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company is in the process of working with third parties to address these matters and expects to have these items addressed during the first quarter of 2009.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2008, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

Changes in internal controls

Our management, with the participation our chief executive officer and chief financial officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the three months ended December 31, 2008.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, And Corporate Governance.

The following persons were members of the Company’s Board of Directors (the “Board”) and/or executive officers, in the capacities indicated, as of  the year ended December 31, 2008:

Directors and Executive Officers	Age	Position
Philmore Anderson IV	44	Chief Executive Officer and Chairman of the Board
Larry J. Stinson	61	Chief Financial Officer
Timothy Kelly	42	President/Chief Operating Officer
Philmore Anderson III	66	Director
Tamera Reynolds	40	Director

Family Relationships.

Philmore Anderson IV is the son of Philmore Anderson III.

Background of Executive Officers and Directors

Philmore Anderson IV

Philmore Anderson IV has been Chief Executive Officer of the Company since September 2008, and Chairman of the Company since October 2008. Mr. Anderson has been Chief Executive Officer, Chairman, and Director of Sahara Media, Inc. since its inception in January 2005.

From 2003 to 2004, Mr. Anderson was a partner at Gotham Entertainment, a music management company.

Mr. Anderson holds a BA in economics from Lake Forest College.

Philmore Anderson IV is the son of Philmore Anderson III, a director of the Company.

Larry J. Stinson, Chief Financial Officer

Larry J. Stinson has been Chief Financial Officer of the Company since September 2008. Mr. Stinson has been chief financial officer of Sahara Media, Inc. since July 2008.

Since January 2003, Mr. Stinson has operated a private financial consultancy.

Mr. Stinson is a graduate of the Wharton School of the University of Pennsylvania.

Timothy Kelly, President

Timothy Kelly has been President of the Company since September 2008. Mr. Kelly has been President of Sahara Media, Inc. since July 2008.

Prior to joining Sahara, Mr. Kelly was the president of KLM, a real estate development firm focusing on residential development of homes in the $3 to $10 million dollar range, from its inception in 2002.

Mr. Kelly is a graduate of the Duke Fuqua School of Business.

Philmore Anderson III, Director

Philmore Anderson III has been a director of the Company since October 2008. Mr. Anderson has been a director of Sahara Media, Inc. since July 2005.

Mr. Anderson has been semi-retired since 2005, during which time he has assisted in the management of BPA Associates, LLC (“BPA”), a company owned by Mr. Anderson’s wife that provides consulting services to minority-owned and small businesses who have or are interested in securing federal and state supplier contracts. Prior to the inception of BPA in 2005, Mr. Anderson served for 13 years as the State Purchasing Agent for the Commonwealth of Massachusetts.

Mr. Anderson holds a BS in accounting from Central State University in Wilberforce, Ohio, and attended the Harvard Business School.

Philmore Anderson III is the father of Philmore Anderson IV, the chief executive officer and chairman of the Company.

Tamera Reynolds, Director

Tamara Reynolds has been a director of the Company since October 2008. Mrs. Reynolds has been a director of Sahara Media, Inc. since its inception in January 2005. Mrs. Reynolds also served as Sahara’s chief operating officer from 2005 to 2007.

Since 2007, Mrs. Reynolds has been director of development and operations of Glam Media’s new African American women’s channel within glam.com. Mrs. Reynolds is responsible for all aspects of development and the ongoing operations of the channel, including design, content, network expansion, staffing, business development and strategic partnerships.

In addition, since 2003, Mrs. Reynolds has owned and operated headed TMR Entertainment, LLC, a consulting firm Mrs. Reynolds founded that provides general business and management services to individuals and businesses primarily in the entertainment and related industries.

Mrs. Reynolds received her Bachelors Degree from Pennsylvania State University and her JD from the University of Colorado Law School.

Legal Proceedings.

None Noted

Committees; Audit Committee Financial Expert.

Currently, the Company does not have an executive, audit or any standing committee of the Board.  The Company does not have an audit committee, or an audit committee financial expert.

Director Independence

None of our directors are independent as that term is defined under the Nasdaq Marketplace Rules.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more that ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Company has not adopted a Code of Ethics but expects to do so in the near future.

Changes in Nominating Procedures

None.

Item 11.	Executive Compensation.

The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2008 and 2007 fiscal years as shown in the following table.  No cash bonuses were or are to be paid to such persons for services rendered in the fiscal years ended December 31, 2008, and 2007.

Summary Compensation Table

The following table sets forth all compensation paid to our Chief Executive Officer for our last two completed fiscal years. No other officer of ours received compensation in excess of $100,000 for either of our last two completed fiscal years.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Philmore Anderson IV	2008	200,000		525,000 (1)	0	0	0		$725,000

Chief Executive Officer, Chairman and Director	2007	150,000	__	0	0	0	0		$150,000

(1) Represents 100,000 shares of common stock of Sahara Media, Inc. issued on June 10, 2008 in exchange for Mr. Anderson’s foregoing of $525,000 in salary.

The following table sets forth compensation data for executive officers of MFI for the fiscal year ended December 31, 2007:

Name & Principal Position	Year	Salary and Consulting Payments ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jim McCullough	2007	99,682	--	--	--	--	--	--	$99,682
President (1)

Dwayne Deslatte President (2)_	2007	--	--	2,000	--	--	--	--	$2,000

(1) Mr. McCullough served as MFI’s president until October 2007.

(2) Mr. Deslatte replaced Mr. McCullough as MFI’s president in October 2007.

Employment Agreements

Director Compensation for Year Ending December 31, 2008

No director of the Company received any compensation for services as director for the year ending December 31, 2008.

Employment Agreements

On February 18, 2009 the Company  entered into an employment agreement (the “Employment Agreement”) with Philmore Anderson IV, the Company’s chief executive officer and chairman.

Pursuant to the Employment Agreement, Mr. Anderson will serve as the Company’s chief executive officer for a term of three years, commencing on the Commencement Date, subject to earlier termination as provided therein (the “Term”).

Mr. Anderson will receive a base salary of $300,000 during the first year of the Term, $325,000 during the second year of the Term, and $350,000 during the third year of the Term. Mr. Anderson will be eligible to receive bonus payments during the Term in the sole discretion of the Company’s Board of Directors. Pursuant to the Employment Agreement, Mr. Anderson also received a signing bonus of $155,000.

Pursuant to the Employment Agreement, the Company agreed to grant Mr. Anderson an option to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share, as soon as practicable following the Commencement Date.

The Employment Agreement may be terminated prior to the expiration of the Term upon thirty days’ written notice by Mr. Anderson. In addition, the Employment Agreement may be terminated prior to the expiration of the Term by the Company. If the Company terminates the Employment Agreement for any reason other than a Termination for Cause (as defined therein), or if Mr. Anderson terminates the Employment Agreement due to a change of control of the Company, Mr. Anderson will be entitled to a severance payment equal to the greater of (a) the balance of Mr. Anderson’s salary payable, and benefits to which Mr. Anderson is entitled, for the balance of the Term, and (b) an amount equal to two and one-half (2.5) times the highest cash compensation paid to Mr. Anderson during any 12 month period prior to termination.

We are not party to any other employment agreements.

Outstanding Equity Awards at December 31, 2008

The Company did not have any equity awards outstanding as of December 31, 2008.

Compensation Committee Interlocks and Insider Participation

Sahara did not have a compensation committee during the year ended December 31, 2008. During the year ended December 31, 2008, none of our officers and employees participated in deliberations of our board of directors concerning executive compensation. During the fiscal year ended December 31, 2008, none of our executive officers served on the board of directors of any entities whose directors or officers serve on our board of directors.

MFI did not have a compensation committee during the year ended December 31, 2008. During the year ended December 31, 2008, none of MFI’s officers and employees participated in deliberations of MFI’s board of directors concerning executive compensation. During the fiscal year ended December 31, 2008, none of MFI’s executive officers served on the board of directors of any entities whose directors or officers serve on MFI’s board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of January 31, 2009 with respect to the beneficial ownership of the Company’s outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)
Directors and Officers:
Philmore Anderson IV	13,863,390	(3)	44.99%
Timothy Kelly	0		--
Larry J. Stinson	0		--
Philmore Anderson III 208 Common Street Watertown, MA 02742	1,877,000	(4)	6.09%
Tamera Reynolds 29 2nd Avenue, 3rd Floor New York, NY 10003	120,000		*
All officers and directors as a group	15,860,390		51.47%
Beneficial owners of more than 5%:
Sahara Entertainment, LLC (5)	13,763,390		44.67%
John Thomas Financial Inc. 14 Wall Street, 5th Floor New York, NY 10005	4,000,000	(6)	12.57%
Steven Benkovsky 80 Rayner Avenue Ronkonkoma, NY 11779	3,200,000	(7)	9.87%
Timothy Marks Amber Barnes Poole Keynes Cirencester Gloucesterchire UK GL76EG	3,200,000	(7)	9.87%
* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Sahara Media Holdings, Inc., 81 Greene Street, 4th Floor, New York, NY 10012.
(2)
Applicable percentage ownership is based on 30,812,042 shares of Common Stock outstanding as of January 31, 2009, together with securities exercisable or convertible into shares of Common Stock within 60 days of January 31, 2009 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock that are currently exercisable or exercisable within 60 days of January 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 13,763,390 shares held by Sahara Entertainment, LLC, an entity owned by Philmore Anderson IV.
(4)	Includes 1,425,000 shares held by BPA Associates, LLC, an entity owned by Bertha Anderson, Philmore Anderson III’s wife.
(5)	Sahara Entertainment, LLC is owned by Philmore Anderson IV, our chief executive officer and chairman.
(6)
Includes 1,000,000 shares underlying warrants with an exercise price of $1.30. Thomas Belesis has investment and voting power over the securities of the Company owned by John Thomas Financial, Inc. Mr. Belesis disclaims beneficial ownership of the securities.

(7)	Includes 1,600,000 shares of Common Stock issuable upon exercise of Investor Warrants issued in the Private Placement.

Item 13.	Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

Sahara Media, Inc. is party to an asset purchase agreement, dated as of May 15, 2008, amended on August 1, 2008 (as amended, the “Database Purchase Agreement”) with BPA Associates, LLC (“BPA”). BPA is an entity owned by Bertha Anderson, who is the mother of Philmore Anderson IV, our chief executive officer and chairman, and the wife of Philmore Anderson III, our director. Pursuant to the Database Purchase Agreement, we purchased from BPA a database including approximately 3,660,000 names, for a purchase price of $825,000 in cash, of which $50,000 was paid in cash upon the closing of a bridge loan in July 2008, and an additional $775,000 was paid upon the closing of the reverse acquisition on September 17, 2008, and 1,425,000 shares of common stock valued at $1,781,250, which shares were issued on September 17, 2008. The closing of the sale of the database occurred upon the closing of the reverse acquisition on September 17, 2008.

Sahara Media, Inc. is party to a surrender agreement, dated as of June 10, 2008, with Philmore Anderson IV, our Chief Executive Officer. Pursuant to the surrender agreement, Mr. Anderson agreed to forego $525,000 in salary owed to him in exchange for 100,000 shares of Sahara common stock.

Sahara Media, Inc. is party to a surrender agreement, dated as of June 17, 2008, with SE, LLC, an entity owned by Philmore Anderson IV, our Chief Executive Officer. Pursuant to the surrender agreement, SE, LLC agreed to forego $1,303,843 in debt and expenses owed to it in exchange for 13,363,390 shares of Sahara common stock.

We are party to a surrender agreement, dated as of June 10, 2008, with Philmore Anderson III, our Director. Pursuant to the surrender agreement, Mr. Anderson agreed to forego $139,242 in debt owed to him in exchange for 452,000 shares of Sahara common stock.

Pursuant to the Private Placement that closed in September and October 2008, we paid John Thomas Financial, Inc., the placement agent for the Private Placement, a commission of $993,000 (equal to 10% of the aggregate purchase price) and an expense allowance of $297,000 (equal to 3% of the aggregate purchase price), for its services as the placement agent for the Private Placement. We also issued John Thomas Financial, Inc., on September 17, 2008, 3,000,000 shares of common stock and five-year warrants to purchase 1,000,000 shares of common stock with an exercise price of $1.30.  As of the date of this report, John Thomas Financial, Inc. is the beneficial owner of approximately 12.6% or outstanding common stock.

On September 17, 2008, we issued to John Thomas Bridge & Opportunity Fund 500,000 shares of common stock and five-year warrants to purchase 500,000 shares of common stock with an exercise price of $1.50. The shares of common stock and warrants were issued as additional consideration for a bridge loan to Sahara Media, Inc. that closed in July 2008 and was repaid following the closing under the Merger Agreement.

We have been advised by counsel to John Thomas Financial, Inc. that John Thomas Financial, Inc. and John Thomas Bridge & Opportunity Fund are not affiliates of each other. We have further been advised by counsel to JTF as follows, with respect to the relationship between JTF and JTO:

(a)	Neither JTF nor any of its affiliates has any direct or indirect ownership or management interest in JTO.
(b)	Neither JTO nor any of its affiliates has any direct or indirect ownership or management interest in JTF.
(c)	From time to time JTF has served as placement agent for JTO in connection with offers and sales of JTO securities.
(d)
Pursuant to a placement agent agreement, dated as of July 19, 2007, between JTF and JTO, JTO has been granted a trademark license to use the name “John Thomas” and variants thereof in connection with, among other things, the operation of JTO.

(e)	JTF from time to time receives compensation with respect to companies it introduces to JTO and which obtain loans from JTO.

Director Independence

None of our directors are independent as that term is defined under the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees And Services

Audit Fees

Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.   For the years ended December 31, 2008 and 2007, MFI, paid Malone & Bailey, P.C. $16,680 and $28,000, respectively. For the years ended December 31, 2008 and 2007, we paid Weiser LLP $127,575 and $0, respectively.

Tax Fees

For the years ended December 31, 2008 and 2007, MFI did not pay any tax fees to Malone & Bailey.  For the years ended December 31, 2008 and 2007, we did not pay Weiser LLP any fees for tax related services.

All Other Fees.

For the years ended December 31, 2008 and 2007, MFI did not pay any fees other than audit fees to Malone & Bailey.  For the years ended December 31, 2008 and 2007, we did not pay Weiser LLP any fee other than audit fees.

The Board of Directors serves as the audit committee of the Company. The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Board of Directors has considered the role of Weiser LLP in providing services to us for the fiscal year ended December 31, 2008 and has concluded that such services are compatible with Weiser LLP’s independence as the Company's  independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules:

None

(3)	Exhibits:

 The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation, filed with the Delaware Secretary of State on January 7, 1998 (1)
3.3	Certificate of Amendment to Certificate of Incorporation, filed with the Delaware Secretary of State on August 27, 2008 (2)
3.4	Certificate of Ownership and Merger, filed with the Delaware Secretary of State on September 26, 2008 (3)
3.5	Amended and Restated Bylaws (1)
10.1	Agreement and Plan of Merger, dated September 17, 2008, among the Company, Sahara Media, Inc., and Sahara Media Acquisitions, Inc. (4)
10.2	Indemnification Agreement, dated September 17, 2008, between Sahara Media, Inc. and John Thomas Bridge & Opportunity Fund (4)
10.3
Securities Escrow Agreement, dated September 17, 2008, among the Company, Sahara Media, Inc., the shareholders of Sahara Media, Inc. named therein, and Sichenzia Ross Friedman Ference LLP, as escrow agent (4)

10.4	Form of Subscription Agreement (4)
10.5	Form of Investor Warrant (4)
10.6	Purchase Agreement, dated July 1, 2008, between Sahara Media, Inc. and John Thomas Bridge & Opportunity Fund (4)
10.7	Debenture, dated July 1, 2008, in favor of John Thomas Bridge & Opportunity Fund (4)
10.8	Security Agreement, dated July 1, 2008, between Sahara Media, Inc. and John Thomas Bridge & Opportunity Fund (4)
10.9	Security Agreement, dated July 1, 2008, between BPA, LLC and John Thomas Bridge & Opportunity Fund (4)
10.10	Purchase Agreement, dated September 3, 2008, between Sahara Media, Inc. and Cheryl Keeling (4)
10.11	Debenture, dated September 3, 2008, in favor of Cheryl Keeling (4)
10.12	Asset Purchase Agreement, dated May 15, 2008, between Sahara Media, Inc. and BPA, LLC (4)
10.13	Amendment to Asset Purchase Agreement, dated August 1, 2008, between Sahara Media, Inc. and BPA, LLC (4)
10.14	Letter agreement, dated May 21, 2008, between Sahara Media, Inc. and John Thomas Financial, Inc. (4)
10.15	Amendment to letter agreement, dated August 1, 2008, between Sahara Media, Inc. and John Thomas Financial, Inc. (4)
10.16	Finder’s Fee Agreement, dated July 21, 2008, between Sahara Media, Inc. and Aubry Consulting Group, Inc. (4)
10.17	Engagement Agreement, dated July 1, 2008, between Sahara Media, Inc. and Marathon Advisors (4)
10.18	Consulting Agreement, dated August 13, 2008, between Sahara Media, Inc. and Aurelian Investments, LLC (4)
10.19	Surrender Agreement, dated June 10, 2008, between Sahara Media, Inc. and Philmore Anderson IV (4)
10.20	Surrender Agreement, dated June 17, 2008, between Sahara Media, Inc. and Sahara Entertainment, LLC (4)
10.21	Master Services Agreement, dated July 11, 2008, between Sahara Media, Inc. and Ripple6, Inc. (2)
10.22	Purchase Agreement, dated June 9, 2008, between Sahara and Kevan Walker (5)
10.23	Amendment No. 2 to letter agreement, dated August 11, 2008, between Sahara Media, Inc. and John Thomas Financial, Inc. (2)
10.24	Agreement with Dogmatic, Inc, dated July 8, 2008 (6)
10.25	Agreement of Termination and Release, dated December 31, 2008, among Sahara Media, Inc., Sahara Media Holdings, Inc., Marathon Advisors, and Brian Rodriguez (7)
10.26	Employment Agreement, dated February 18, 2009, between Sahara Media Holdings, Inc. and Philmore Anderson IV(9)
21	Subsidiaries of Sahara Media Holdings, Inc. (5)
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350 (8)
32.2	Certificate of Chief Financial Officer pursuant to Section 1350 (8)

(1)	Filed as an exhibit to the Company’s registration statement on Form SB-2 (No. 333-70526), filed with the SEC on September 28, 2001, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s 8-K (No. 000-52363) filed with the SEC on August 29, 2008, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s 8-K (No. 000-52363) filed with the SEC on September 30, 2008, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s 8-K (No. 000-52363) filed with the SEC on September 24, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’ registration statement on Form S-1 (No. 333-155205) filed with the SEC on November 7, 2008.

(6)	Filed as an exhibit to the Company’s amendment no.1 to registration statement on Form S-1 (No. 333-155205), filed with the SEC on December 31, 2008, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s 8-K (No. 000-52363) filed with the SEC on January 6, 2009, and incorporated herein by reference.

(8)	Filed herewith.

(9)	Filed as an exhibit to the Company’s 8-K (No. 000-52363) filed with the SEC on February 19, 2009, and incorporated herein by reference.

Sahara Media Holdings, Inc.
(a development stage enterprise)
For the years ended December 31, 2008, 2007, and for the the Period from inception (January 18, 2005) through December 31, 2008

Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statement of Changes in Stockholders' Equity	F-4 - F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sahara Media Holdings, Inc. (a development stage company).

We have audited the accompanying consolidated balance sheets of Sahara Media Holdings, Inc. (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended and the period January 18, 2005 (date of inception) through December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sahara Media Holdings, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and the period January 18, 2005 (date of inception) through December 31, 2008 in conformity with U.S. generally accepted accounting principles.

Weiser LLP
Edison, New Jersey
March 30, 2009

Sahara Media Holdings, Inc.
(a development stage enterprise)
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$4,437,465	$1,530
Accounts receivable	-	2,347
Prepaid expenses and other	44,988	-
Total current assets	4,482,453	3,877

Cash in escrow	40,000	-
Property and equipment, net	26,481	-
Intangible assets, net	3,424,425	356,556
Security deposits	37,200	-

Total assets	$8,010,559	$360,433

Liabilities and stockholders' equity (deficiency)
Current liabilities:
Accounts payable and accrued expenses	$134,228	$197,771
Share liability	87,500	-
Accrued expenses, related parties	-	450,000
Subscription liability	-	406,000
Advances payable, related parties	-	180,888
Notes payable, related parties	-	588,180
Notes payable	-	302,992
Total current liabilities	221,728	2,125,831

Commitments and contingencies	-	-

Stockholders' equity (deficiency):
Preferred stock, $0.001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-	-

Common stock, $0.003 par value; 50,000,000 shares authorized;
30,812,042 shares issued and outstanding at December 31, 2008;
$0.00001 par value; 50,000,000 shares authorized;
1,977,100 shares issued and outstanding at December 31, 2007	92,436	20

Additional paid-in capital	11,690,851	194,982
Deficit accumulated during the development stage	(3,994,456)	(1,960,400)
Total stockholders' equity (deficiency)	7,788,831	(1,765,398)

Total liabilities and stockholders' equity (deficiency)	$8,010,559	$360,433

The accompanying notes are an integral part of these consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage enterprise)
Consolidated Statements of Operations

	Year Ended	Year Ended	Period from inception(January 18, 2005) through
	December 31,	December 31,	December 31,
	2008	2007	2008

Revenue	$8,183	$2,347	$35,530

Costs and expenses:
Product development	243,114	143,351	655,594
Selling and marketing	133,468	74,482	249,950
General and administrative	1,582,323	456,254	2,938,434

Loss from operations	(1,950,722)	(671,740)	(3,808,448)

Interest income	24,608	-	24,608
Interest expense- related party	(17,053)	(37,663)	(96,735)
Interest expense	(90,889)	(19,326)	(113,881)

Net loss	$(2,034,056)	$(728,729)	$(3,994,456)

Basic and diluted loss per share	$(0.15)	$(0.37)

Weighted average common shares
- basic and diluted	13,389,404	1,974,391

The accompanying notes are an integral part of these consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage enterprise)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency) For the years ended December 31, 2008, 2007, and for the the Period from inception (January 18, 2005) through December 31, 2008

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Issuance of common stock to founder net of cancellation	1,147,500	$12	$194,368		$194,380
Issuance of common stock to director	120,000	1	119		120
Issuance of common stock to investors	499,800	5	495		500
Issuance of common stock to investor	15,000	-	-		-

Net loss				$(405,269)	(405,269)

Balance at December 31, 2005	1,782,300	18	194,982	(405,269)	(210,269)

Issuance of common stock to consultant	30,000	-	-	-	-

Net loss				(826,402)	(826,402)

Balance at December 31, 2006	1,812,300	18	194,982	(1,231,671)	(1,036,671)

Issuance of common stock on exercise of warrant	164,800	2	-	-	2

Net loss				(728,729)	(728,729)

Balance at December 31, 2007	1,977,100	20	194,982	(1,960,400)	(1,765,398)

Issuance of common stock to founder to settle note
payable and advances to related parties	13,363,390	134	1,303,709		1,303,843
Cancellation of common stock on settlement	(1,147,500)	(11)	-		(11)
Issuance of common stock to founder in lieu of salary	100,000	1	524,999		525,000
Issuance of common stock to a director to settle note
payable to a related party and accrued interest	452,000	5	139,237		139,242
Issuance of common stock to a consultant to settle
accrued consulting fees to a related party	210,000	2	142,418		142,420
Cancellation of common stock on settlement	(30,000)	-	-		-
Cancellation of common stock issued to investors	(312,300)	(3)	-		(3)
Issuance of common stock to a consultant to settle
acrrued consulting fees to a related party	5,500	-	8,197		8,197
Issuance of common stock to settle accrued charges on note payable	724,000	7	11,993		12,000
Cancellation of common stock on settlement of accrued charges	(164,800)	(2)	-		(2)
Issuance of common stock to settle note payable and accrued interest	140,000	1	111,392		111,393
Issuance of common stock to settle accrued consulting fees	480,000	5	25,782		25,787
Issuance of common stock to settle note payable and accrued interest	19,610	-	19,610		19,610
Issuance of common stock to an investor	100,000	1	49,999		50,000
Issuance of common stock to consultant	200,000	2	3,998		4,000
Issuance of common stock to settle note payable and accrued interest	31,000	-	-		-
Issuance of common stock to settle note payable	27,000	-	25,000		25,000

The accompanying notes are an integral part of these consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage enterprise)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency) For the years ended December 31, 2008, 2007, and for the the Period from inception (January 18, 2005) through December 31, 2008

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Issuance of common stock to an investor	100,000	1	49,999		50,000
Issuance of common stock to founder's company as consideration
for consulting services	400,000	4	(4)		-
Issuance of common stock to a related party as additional
consideration for purchase of database	1,425,000	14	1,781,236		1,781,250
Issuance of common stock to a stockholder as
consideration for a bridge loan	50,000	150	62,350		62,500
Par value of common shares under plan of merger	818,000	2,454	(2,454)		-
Cancellation of common shares under plan of merger	(18,150,000)	(181)	181		-
Issuance of common shares and recapitalization under plan of merger	18,150,000	54,450	(54,450)		-
Issuance of common stock to investors net of issuance costs
of $2,370,478 for private placement	6,526,159	19,578	5,768,310		5,787,888
Issuance of common stock as additional consideration for bridge loan	500,000	1,350	(1,350)		-
Issuance of common stock as additional consideration for
for private placement brokerage	3,000,000	9,000	(9,000)		-
Issuance of common stock to consultant for services	100,000	300	(300)		-
Issuance of common stock to consultant for services
related to private placement	50,000	150	(150)		-
Issuance of common stock as additional consideration
for legal services related to private placement	250,000	750	(750)		-
Issuance of common stock to investors net of issuance costs
of $242,897 for private placement	1,417,883	4,254	1,525,102		1,529,356
Stock based compensation for warrants issued to consultant	-	-	10,815		10,815

Net loss				(2,034,056)	(2,034,056)

Balance at December 31, 2008	30,812,042	$92,436	$11,690,851	$(3,994,456)	$7,788,831

The accompanying notes are an integral part of these consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Cash Flows

			Period from
			inception
			(January 18, 2005)
	Years Ended		through
	December 31.		December 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(2,034,056)	$(728,729)	$(3,994,456)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	89,709	88,382	351,826
Issuance of stock as additional consideration for bridge loan	62,500	-	62,500
Stock-based consulting expense	10,815	-	10,815
Share liability	87,500	-	87,500
Amortization of debt discount	3,500	7,000	21,000
Changes in assets and liabilities:
Accounts receivable	2,347	(2,347)	-
Prepaid expenses and other	(44,988)	-	(44,988)
Security deposits	(37,200)	-	(37,200)
Accounts payable and accrued expenses	73,036	127,952	270,806
Accrued expenses, related parties	50,804	162,814	235,193
Accrued salary, related parties	75,000	150,000	525,000
Subscription liability	-	-	406,000

Net cash used in operating activities	(1,661,033)	(194,928)	(2,106,004)

Cash flows from investing activities:
Acquisition of trademark intangibles	-	(3,533)	(618,673)
Acquisition of intangible assets, related party	(825,000)	-	(825,000)
Acquisition of intangible assets	(550,000)	-	(550,000)
Acquisition of property and equipment	(27,809)	-	(27,809)
Cash in escrow	(40,000)	-	(40,000)

Net cash used in investing activities	(1,442,809)	(3,533)	(2,061,482)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs $2,613,375	7,491,886	-	7,686,886
Proceeds from issuance of notes payable, related parties	13,553	30,664	601,734
Proceeds from issuance of notes payable	34,338	44,327	316,331

Net cash provided by financing activities	7,539,777	74,991	8,604,951

Net increase (decrease) in cash and cash equivalents	4,435,935	(123,470)	4,437,465

Cash and cash equivalents, beginning of period	1,530	125,000	-

Cash and cash equivalents, end of period	$4,437,465	$1,530	$4,437,465
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Cash Flows

			Period from
			inception
			(January 18, 2005)
	Years Ended		through
	December 31.		December 31,
	2008	2007	2008

Supplemental disclosures of cash flow information:

Noncash Financing Activities

Issuance of common shares to settle:
Notes payable and accrued interest, related parties	$601,734	$-	$601,734
Note payable and accrued interest	337,331	-	337,331
Advances. accrued expenses and other, related party	1,156,660	-	1,156,660
Accounts payable and accrued expenses	181,323	-	181,323
	$2,277,048	$-	$2,277,048

Noncash Investing Activities

Issuance of common shares to acquire intangible asset	$1,781,250	$-	$1,781,250

The accompanying notes are an integral part of these consolidated financial statements.

Sahara Media Holdings, Inc.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2008 and 2007

1.	Nature of Business

Sahara Media Holdings, Inc. (the “Company”) is a Delaware corporation organized on September 26, 1997 under the name Keystone Entertainment, Inc. On January 14, 1998, the corporate name was changed to Mac Filmworks, Inc. On September 26, 2008, the corporate name was changed to Sahara Media Holdings, Inc.

Sahara Media Holdings, Inc. is the parent company of Sahara Media, Inc., a Delaware corporation formed in January 2005 (“Sahara”), which is a development-stage company located in New York City. Since its formation, Sahara has concentrated on the development of its business strategy. Until March 2004, Vanguarde Media, an entity not affiliated with Sahara, published Honey Magazine, a publication aimed at the 18-34 urban female demographic. As a result of financial difficulties of Vanguarde Media, Honey Magazine ceased publishing.  Vanguarde Media filed for bankruptcy and in February 2005 Sahara through the bankruptcy proceedings purchased the “Honey” trademark for the class of paper goods and printed matter. Sahara plans to re-launch Honey as an online magazine and social network targeting the 18-34 urban female demographic.  We expect that the primary components of our business will be:

●	The online magazine Honeymag.com
●	The social network Hivespot.com
●	Our database of approximately 3.9 million names in the 18-34 urban female demographic (the “Honey Database")

On September 17, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Sahara Media Acquisitions, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Subsidiary”) and Sahara, a Delaware corporation.  Pursuant to the Merger Agreement, which closed on September 17, 2008 (the “Closing Date”), the Subsidiary merged into Sahara and Sahara became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company issued 18,150,000 shares of the Company’s Common Stock to the shareholders of Sahara. (the “Acquisition Shares”) (subject to the placement of 5,000,000 Acquisition Shares in escrow pursuant to the Escrow Agreement (defined below)), representing approximately 58.9% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger Agreement and the Private Placement (defined below), and the outstanding shares of common stock of Sahara Media were cancelled and converted into the right to receive the Acquisition Shares.

The acquisition of Sahara was treated as a recapitalization, and the business of Sahara became the business of the Company. At the time of the reverse acquisition, the Company was not engaged in any active business.

The accounting rules for reverse acquisitions require that beginning September 17, 2008, the date of the reverse acquisition, the balance sheet reflects the assets and liabilities of Sahara Media and the equity accounts were recapitalized to reflect the newly capitalized company. The results of operations reflect the operation of Sahara Media, Inc. for the periods presented.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sahara Media, Inc.  All significant intercompany  accounts and transactions have been eliminated.

Use of Estimates
The preparation of the consolidated financial statements in accordance with U. S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates. The significant estimates and assumptions made by the Company are in the area of valuation allowances for deferred tax assets, valuation of share-based payments, and the carrying value of the intangible assets.

Cash and Cash Equivalents
We consider all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Property and Equipment
Property and equipment are carried at cost less accumulated depreciation.  Depreciation and amortization is recorded on the straight-line method over five years, which approximates the estimated useful lives of the assets.  Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized.  Upon sale or retirement, the cost and related accumulated depreciation and amortization are eliminated from the respective accounts and any resulting gain or loss is reported in the statement of operations.

Intangible Assets
The intangible assets, initially recorded at cost, are considered to approximate fair value  at the time of purchase. Amortization is provided for on a straight-line basis over the estimated useful life of the asset. The Company evaluates the recoverability of its intangible asset periodically and takes into account events or circumstances that warrant revised estimates of its useful life or that indicate that an impairment exists. Management believes that because the Company is in the earlier stages of its business life cycle, the current conditions noted above do not constitute reliable impairment indicators. During 2008, the Company acquired a database for cash and issuance of common stock.  In addition, a website is currently being developed.  Amortization of the capitalized database and website costs will begin when they have been placed into service, which is expected in mid-2009.

Category	Lives
Trademark Costs	7 years
Website Costs and Database	7 years

Revenue Recognition
Revenue is recognized when all of the following criteria are met:  (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectability is reasonably assured.

Subscriptions will be recorded as unearned revenue and recognized as revenue ratably over the subscription periods. The Company expects to begin generating revenues in 2009 once the online magazine and social networking sites are launched.

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

Effective January 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). The impact of the adoption of FIN 48 had no material effect on the Company’s results of operations or financial position.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable.

The Company maintains its cash and cash equivalents in accounts with two  major financial institutions in the United States in the form of demand deposits and liquid money market funds.  Deposits in these institutions may exceed the amounts of insurance provided on such deposits.  As of December 31, 2008, the Company had approximately $4.3 million in deposits subjected to such risk.  The Company has not experienced any losses on deposits of cash and cash equivalents.

Loss Per Share
Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. The dilutive effect of the outstanding stock warrants is computed using the treasury stock method. For the year ended December 31, 2008, diluted loss per share does not include the effect of 10,294,034 stock warrants outstanding as their effect would be anti-dilutive. For the year ended December 31, 2007, diluted loss per share does not include the effect of 200,000 stock warrants as their effect would be anti-dilutive.

Stock Based Compensation
The Company accounts for equity instrument issuance to its employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share based payments”.  Such equity issuances encompass transactions in which the Company exchanges its equity instruments for services. The Company recorded a charge of approximately $11,000 for the year ended December 31, 2008 and for the period from inception (January 18, 2005) through December 31, 2008, respectively.

Equity instruments issued to non-employees are accounted for under Emerging Issues Task Force (“EITF”) Statement No. 96-18, “Accounting for Equity Instruments that are issued to Other than Employees for acquiring or in conjunction with goods and services”.

Advertising Expense
The Company expenses advertising costs as incurred. No significant advertising costs were incurred in the years ended December 31, 2008 and 2007, and for the period from inception (January 18, 2005) through December 31, 2008.

Product Development Costs
The Company expenses product development costs, which primarily relate to website development costs, as incurred. The Company accounts for these costs under the provisions of Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and EITF No. 00-2, “Accounting for Website Development Costs”. Product development costs for the years ended December 31, 2008 and 2007, and for the period from inception (January 18, 2005) through December 31, 2008 approximated $243,000, $143,000 and $656,000, respectively.

Recently Adopted Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within U.S. generally accepted accounting principles.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS 157 on January 1, 2008 and it did not have a material impact on the Company’s results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004).  SAB 110 did not have a material impact on the Company’s results of operations or financial condition.

3.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”.  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes.  The ownership interests in subsidiaries held by parties, other than the parent, be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of SFAS No. 160 before December 15, 2008 is prohibited.  The Company has not evaluated the effect, if any, that SFAS No. 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations - Revised,” that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.   To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontroling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited.  The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 became effective November 15, 2008.  The standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities.

In June 2008, the FASB issued EITF 07-5, “Determining whether an Instrument (or Embedded Feature) is Indexed to an Entity’s own stock” (“EITF 07-5”). EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company’s own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is not permitted. We have not yet determined what, if any, affect EITF 07-5 will have on our results of operations or financial conditions.

4.	Intangible Assets

	December 31,	December 31,
	2008	2007

Magazine trademark	$618,673	$618,673
List database	2,606,250	-
Website development costs	550,000	-
Total intangible assets	3,774,923	618,673
Less: accumulated amortization	350,498	262,117
Intangibles, net	$3,424,425	$356,556

The list database and website development costs which total $3,156,250 are not included in the estimated future amortization as they have not been placed in service as of December 31, 2008. Once placed in service, they will be amortized over their expected useful life which approximates 7 years. Amortization expense on the magazine trademark for the years ended December 31, 2008 and 2007 amounted to approximately $88,000 and $88,000, respectively.

Estimated amortization expense for the next four years is a follows:

December 31,
2009	$88,000
2010	88,000
2011	88,000
2012	4,000

$268,000

5.	Property and Equipment

	December 31,	December 31,
	2008	2007

Office furniture and equipment	$27,809	$--
Less accumulated depreciation	1,328	--

Property and equipment, net	$26,481	--

Depreciation expense for the year ended December 31, 2008 amounted to $1,328.

6.	Stockholders’ Equity

Overview
The Company’s Certificate of Incorporation originally authorized the issuance of 1,500,000 shares of common stock, no par value. On January 12, 2007, the authorized shares of common stock were increased to 10,000,000. On June 18, 2008, the total number of authorized shares was increased to 50,000,000 shares of common stock having a par value of $0.00001 per share.

On June 1, 2008, the Board of Directors approved a thousand-for-one stock split of the Corporation’s common stock. Stockholders’ equity and common stock activity for all periods presented have been restated to give retroactive recognition to the stock split. In addition, all references in the consolidated financial statements and notes to the consolidated financial statements about the Company’s common stock have been restated to give retroactive recognition to the stock split.

On September 17, 2008, Mac Filmworks, Inc.  (now known as Sahara Media Holdings, Inc.) (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sahara Media Acquisitions, Inc. a Delaware corporation.  Pursuant to the Merger Agreement, Sahara Media Acquisitions, Inc. merged into Sahara Media, Inc.  ("Sahara") such that Sahara Media Inc., became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company  issued 18,150,000 shares of their common stock to the shareholders of Sahara (the “Acquisition Shares”) (subject to the placement of 5,000,000 Acquisition Shares in escrow pursuant to the Escrow Agreement (defined below)), representing approximately 58.9% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger and the Private Placement (defined below), and the outstanding shares of common stock of Sahara were transferred to the Company and cancelled.

In connection with the Merger, the Company entered into a series of identical subscription agreements (the “Subscription Agreements”) with accredited investors (the “Investors”), pursuant to which, concurrent with the closing of the Merger on the Closing Date, the Company issued and sold units, with each unit consisting of 100,000 shares of common stock and five-year warrants to purchase 100,000 shares of common stock with an exercise price of $2.50 per share, for a purchase price of $125,000 per unit (the “Private Placement”). Pursuant to the Private Placement, the Company issued and sold to the Investors an aggregate of 6,526,159 shares of common stock (the “Common Shares”) and five-year warrants to purchase 6,526,159 shares of common stock (the “Investor Warrants”), for an aggregate purchase price of $8,158,366. The Investor Warrants may not be exercised to the extent such exercise would cause the holder of the warrant, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company's then outstanding shares of common stock following such exercise. Pursuant to the Subscription Agreements, the Company agreed to file a registration statement registering the Common Shares and the shares of common stock underlying the Investor Warrants, subject to Securities and Exchange Commission (“SEC”) limitations, within 45 days of the filing of this report with the SEC.  The Company filed the registration November 7, 2008.

In addition, the Company issued 2,550,000 warrants with exercise prices ranging from $1.10 to $1.50 per share with a value of $2,068,205, that has been recorded as capital raising cost as an offset to additional paid-in capital.

Common stock issuances

In 2005, Sahara issued 634,800 shares of common stock as founder shares. Additionally Sahara issued 1,147,500 shares to one of the founders in settlement of $194,380 of advances made.

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

On June 16, 2008, Sahara issued 200,000 common shares, valued at $.02 per share, to settle $4,000 of accrued consulting fees.  In addition, warrants for a 5% pre-money interest in the Company were cancelled.

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

The Company recorded $107,942, $56,989 and $210,616 of interest expense for the years ended December 31, 2008 and 2007 and the period from inception (January 18, 2005) through December 31, 2008, respectively.

BPA Associates, LLC

On September 17, 2008, pursuant to a Purchase Agreement dated July 1, 2008, Sahara issued 1,425,000 common shares, valued at $1.25 per share, which approximates the fair value of the intangible less the cash paid to BPA Associates LLC, (“BPA”) a related party, as additional consideration for the purchase of their database. Sahara’s consideration for this purchase is as follows: $50,000 in cash which was paid on July 1, 2008 in consideration of BPA pledging the database in connection with the sale by the Company of a $500,000 debenture to an Investor, $775,000 in cash and 1,425,000 common shares on consummation of the reorganization.

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

Shares issued to investors in the private placement

In September 2008, the Company issued 6,526,159 shares of common stock and five-year warrants to purchase 6,526,159 shares of common stock with an exercise price of $2.50 per share in a private placement for an aggregate amount of $8,158,366.  The Company recorded $19,578 to the par value of the common shares and $5,768,310, net of $2,370,478 in placement costs, to additional paid-in capital.  The raise costs were allocated as follows: John Thomas Financial (JTF) $65,000, Mac Filmworks $25,000, Aubrey Consultants for a finders fee $20,000, JTF for legal fees of $13,000, placement legal fees of $187,000, JTF 10%  fee of $992,996, JTF non-accountable expenses of $67,482, JTF success fee of $400,000, JTF finders fee of $200,000 and JTF for indemnification fee of  $400,000.

The warrants were valued using the Black-Scholes pricing model with the following weighted average assumptions 0% dividend yield; risk free interest of 2.52%:  volatility of 94.80%; and an expected life of 5 years. The warrants vest immediately.

On October 8, 2008, the Company issued an aggregate of 1,413,883 shares of common stock and five-year warrants to purchase 1,413,883 shares of common stock with an exercise price of $2.50 per share to accredited investors, for an aggregate amount of $1,767,253. JTF acted as the exclusive placement agent for the private placement.

On October 20, 2008, the Company issued 4,000 shares of common stock and five-year warrants to purchase 4,000 shares of common stock with exercise price of $2.50 per share to an accredited investor for a purchase price of $5,000. JTF acted as the exclusive placement agent for the private placement.

The Company received $1,529,356 from the October 2008 transactions net of raise costs of approximately $243,000.

The stock warrants issued in October 2008 were valued using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk free interest rate of 2.70%; volatility of 94.80%; and an expected life of 5 years. The warrants vest immediately and are exercisable on a cashless basis, which represents stock settled stock appreciation rights.

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

(a)
If the Company launches the online magazine Honeymag.com six months after the Closing Date (the “First Performance Threshold”), 20% of the Escrow Shares will be released to the Escrow Shareholders.  If the First Performance Threshold is not met, 20% of the Escrow Shares will be returned to the Company for cancellation

(b)
If the Company launches the social network Hivesport.com seven months after the closing date (the “Second Performance Threshold”), 2o% of the Escrow Shares will be released to the Sahara Escrow Shareholders.  If the Second Performance Threshold is not met, 20% of the Escrow Shares will be returned to the Company for cancellation.

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

(d)
In the event that the Company’s social networking site Hivespot.com has at least 200,000 registered users on September 30, 2009 (the “Fourth Performance Threshold”), 20% of the Escrow Shares will be released to Sahara Escrow Shareholders. If the Fourth Performance Threshold is not met, 20% of the Escrow Shares will be returned to the Company for cancellation.

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

John Thomas Bridge and Opportunity Fund

On September 17, 2008, the Company issued 500,000 common shares, valued at $1.25 per share, and five year warrants, with a fair value of $439,128 to purchase 500,000 shares of common stock at an exercise price of $1.50 per share to the John Thomas Bridge and Opportunity Fund, as additional consideration to complete the equity financing. The warrants vest immediately and are exercisable on a cashless basis, which represents stock settled stock appreciation rights.

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

John Thomas Financial, Inc.

On September 17, 2008 the Company issued 3,000,000 common shares, valued at $1.25 per share, and five year warrants to purchase 1,000,000 common shares with a fair value of $904,018 as in at an exercise price of $1.30 per share to the John Thomas Financial, Inc. as additional consideration for private placement services.  The warrants vested immediately and are exercisable on a cashless basis, which represents stock settled stock appreciation rights.

Marathon Advisors

On September 17, 2008, the Company issued 100,000 common shares, valued at $1.25 per share, and five-year warrants, to purchase 300,000 common shares with a fair value of $263,054 at an exercise price of $1.10, to Marathon Advisors (“Marathon”), to complete the equity financing.  The warrants are exercisable on a cashless basis which represents stock settled stock appreciation rights. The warrants vest over a three year period on the anniversary of the issuance date.  In accordance with EITF No. 96-18, equity instruments issued to non-employees are recognized pro-rata over the vesting period.

The Company recorded $128,017 as a capital raising cost as an offset to additional paid-in capital.

Effective December 31, 2008, the contract with Marathon was terminated.  Per the termination agreement, 200,000 of the original warrants were canceled.  The Company recorded approximately $11,000 of equity based expenses for the year ended December 31, 2008.

Aurelian Investments, LLC

On September 17, 2008, the Company issued 50,000 common shares, valued at $1.25 per share, to Aurelian Investments Inc., as a finders fee related to the equity raise. The Company recorded $62,500 as capital raise costs as an offset to additional paid in capital.

Sichenzia Ross

On September 17, 2008, the Company issued 250,000 common shares (see “common share issuance"), valued at $1.25 per share, and five-year warrants with a fair value of $219,564 to purchase 250,000 shares of common stock, with an exercise price of $1.50, to its corporate counsel Sichenzia Ross for legal services.  The warrants vest immediately and are exercisable on a cashless basis which represents stock settled stock appreciation rights. The Company recorded $532,064 as capital raise costs as an offset to additional paid-in capital.

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

Aubrey Consulting – Warrants dated September 17, 2008

On September 17, 2008, the Company issued five-year warrants to purchase 500,000 common shares with an exercise price of $1.50 to Aubrey Consulting as additional consideration for a finder’s fee relating to the private placement.  The Company recorded $439,000 as a capital raise cost as an offset to additional paid-in capital. The warrants vest immediately and are exercisable on a cashless basis, which represents stock settled stock appreciation rights.

The above warrants were valued using the Block-Scholes pricing model with the following weighted average assumptions; 0% divided yield; risk free interest rate 2.52%; volatility of 94.8%; and an expected life of 5 years. The warrants vest immediately.

Warrant activity for non-employees during the period of inception (January 18, 2005) through December 31, 2008 are as follows:

			Weighted
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Warrant	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term (Years)	Value

Granted during 2006	200,000	$0.005
Balance at December 31, 2006	200,000	$0.005
Granted during 2007	-
Balance at December 31, 2007	200,000	$0.005
Granted	10,494,034	$2.23
Exercised	-	$
Forfeited/cancelled during 2008	(400,000)	$0.76
Outstanding, December 31, 2008	10,294,034	$2.25	4.70	7,737,017
Exercisable, December 31, 2008	10,194,034	$2.26	4.51	7,547,017

		Weighted
		Average
	Warrant	Grant-Date
Non-vested Warrants	Shares	Fair Value
Granted during the 2006 (none granted 2007)	200,000	$0.02

Non-vested December 31, 2007 and 2006	200,000	0.02

Granted during 2008	10,494,034	0.79
Vested during 2008	(10,194,034)	0.80
Forfeited during 2008	(400,000)	0.11

Non-vested, December 31, 2008	100,000	0.22

Equity Compensation Plan

In January 1998, the Company’s board of directors approved a stock option plan under which 16,667 shares of common stock have been reserved for issuance.  The following table shows information with respect to the stock options available under the equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2008.

Balance at December 31, 2006	16,667
Granted during December 2007	--
Balance at December 31, 2007	16,667
Granted during 2008	--
Outstanding, December 31, 2008	--
Available for issuance – December 31, 2008	16,667

7        Income Taxes

The Company has provided a valuation allowance for the full amount of its net deferred tax assets because the Company has determined that it is more likely than not that they will not be realized.

At December 31, 2008, the Company has federal and state net operating loss carryforwards of approximately $2,590,000 available to reduce future taxable income which expire at various dates ranging from 2025 to 2028.

Under the provisions of Section 382 of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carry forwards which can be used in future years.
	December31,	December 31,
	2008	2007

Net operating loss carryforwards	$1,184,000	$384,000
Amortization of intangible assets	(62,000)	(41,000)
Net deferred tax assets	1,122,000	343,000
Valuation allowance	(1,122,000)	(343,000)
Net deferred tax assets	$--	$--

The valuation allowance increased by approximately $779,000, $110,000, and $1,122,000 in the years ended December 31, 2008 and 2007 and the period from inception (January 18, 2005) through December 31, 2008 respectively..

8	Related Party Transactions

Advances Payable, Related Party

	December 31,	December 31,
	2008	2007

Advance due Sahara Entertainment, LLC,
related party, unsecured, due on demand	$-	$174,568

Advance due a director of the Company, a
related party, unsecured, due on demand	-	6,320

	$-	$180,888

The outstanding balance on these advances amounted to $0 and $180,888 at December 31, 2008 and December 31, 2007, respectively.  See Note 6.  Sahara Entertainment, LLC, a related party, advanced amounts on behalf of the Company as a working capital line of credit.  These advances were due on demand and were non-interest bearing.  Such advances have been discounted at a rate of 5.5% which was the Company’s incremental borrowing rate during the periods of the advances.  Interest amounting to $3,500, $7,000 and $21,000 was accreted and included in the accompanying statements of operations for the years ended December 31, 2008 and 2007 and the period from inception (January 18, 2005) through December 31, 2008, respectively.

Notes Payable, Related Parties

	December 31,	December 31,
	2008	2007

$401,000 note payable due to Sahara Entertainment, LLC, a related party, with interest at 5.5% per annum. Amount was due on demand and was
unsecured (see Note 6).	$--	$452,074

$125,000 note payable due Sahara Entertainment, LLC, a related party,
with interest at 5.5% per annum. Amount was due on demand and was	--	136,106
unsecured (see Note 6)
	$--	$588,180

The Company recorded related party interest expense of $17,053, $37,663 and $96,735 in the years ended December 31, 2008 and 2007, and the period from inception (January 18, 2005) through December 31, 2008, respectively.

9.       Notes payable

	December 31,	December 31,
	2008	2007
Note payable to a third party bearing interest at 5.5% , per annum, including
accrued interest of $12,000, due September 30, 2008, unsecured.	$-	$162,000

Note payable, to a third party, bearing interest at 5.5% per annum,
including accrued interest of $8,884, due on demand.	-	108,884

Note payable to a third party, bearing interest at 5.5% per
annum, including accrued interest of $6,833, due on demand, unsecured.	-	26,883

Note payable, to a third party, bearing interest
at 5.5% per annum, due on demand, unsecured.	-	5,155

	$-	$302,922

The Company recorded interest expense of $90,889, $19,326 and $113,881 in the years ended December 31, 2008 and 2007, and the period from inception (January 18, 2005) through December 31, 2008, respectively.

10.     Commitments and Contingencies

Dogmatic/Ripple 6
As of December 31, 2008, the Company was contractually obligated to pay an additional $75,000 to Dogmatic/Ripple 6 for the development of the Honey online magazine and Hivespot.com social networking site.

Rent expense
In October 2008, the Company entered into a new three year lease for office space, expiring in September 2011. Monthly payments under the lease commence at $9,000 per month and increase to $9,600 per month. The lease commitment is guaranteed by an officer of the Company. In conjunction with this lease the Company has recorded a security deposit of $37,200. Prior to the inception of this lease agreement, the Company leased office space on a month-to-month basis at an amount of approximately $4,000 per month.

Rent expense was approximately $82,000, $52,000 and $232,000 for the years ended December 31, 2008 and 2007 and the period from inception (January 18, 2005) through December 31, 2008, respectively.

Approximate future minimum annual lease payments are as follows:

Years Ended
December 31,

2009	$108,900
2010	112,500
2011	86,400
$307,800

The Investors Relation Group

In late September 2008, the Company entered into a one year agreement with an investor relations group.  The agreement provides for the Company issuing the equivalent of $300,000 of their common stock, which will be earned pro rata over the twelve month contract period.  Additionally, the Company is obligated to pay a maintenance fee of $10,000 per month.  The Company has not issued any shares of their common stock under the agreement and expects to do so in April 2009. As of December 31, 2008, the Company has recorded a liability of $87,500 relating to the common stock required to be issued under this agreement.

11.     Subsequent Events

Line of Credit
In February 2009, the Company secured a $500,000 line of credit with a financial institution bearing interest at the prime rate (3.25% as of December 31, 2008) and due in February 2010. As of March 30, 2008, the Company has not borrowed against this facility.

Employment Agreement
Effective February 18, 2009, the Company entered into an employment agreement with its Chief Executive Officer (“CEO”).  Terms of the Agreement include:  an annual salary of $300,000, $325,000 and $350,000 over the three year period; a signing bonus of $155,000; grant of an option to purchase 3,000,000 shares of company common stock at an exercise price of $2.00 per share.  The options are expected to be granted in April 2009, and vest immediately.

Consulting Agreement
In February 2009, the Company entered into a consulting agreement with Hanover Capital Corporation (“Hanover”). Terms of the agreement include an initial payment of $5,000 and $4,000 per month during the one year term of the agreement.  Additionally, the Company will issue Hanover a total of 450,000 restricted common shares on a pro rata basis over a period of six months during the term of the agreement.  The shares of stock are expected to be granted in April 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31 day of March, 2009.

SAHARA MEDIA HOLDINGS, INC.

By:	/s/ Philmore Anderson IV
Philmore Anderson IV
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Larry J. Stinson
Larry J. Stinson
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on  March 31, 2009, on behalf of the registrant and in the capacities Indicated.

/s/ Philmore Anderson IV
Philmore Anderson IV	March 31,2009
CEO and Chairman

/s/ Larry J. Stinson
Larry J. Stinson	March 31, 2009
Principal Financial and Accounting Officer

/s/ Philmore Anderson III
Philmore Anderson III	March 31, 2009
Director