Form 10-Q
period 2009-03-31
SAHARA MEDIA HOLDINGS, INC.
filed 2009-05-18
CIK 1131166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

COMMISSION FILE NUMBER 000-52363

SAHARA MEDIA HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2820999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Greene Street, 4th Floor New York, New York	10012
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (212) 343-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes / / No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 14, 2009, there were 30,878,710 outstanding shares of the Registrant's Common Stock, $.003 par value.

SAHARA MEDIA HOLDINGS, INC.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3
Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2009 and 2008 and for the period January 18, 2005 (date of inception) through March 31, 2009 (unaudited)	4
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the three months ended March 31, 2009 (unaudited) and for the period January 18, 2005 (date of inception) through March 31, 2009 (unaudited)	5
Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period January 18, 2005 (date of inception) through March 31, 2009 (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4T. Controls and Procedures	25
PART II - OTHER INFORMATION

Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	26
Item 6. Exhibits	27
SIGNATURES	28

SAHARA MEDIA HOLDINGS, INC.

PART I Financial Information

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THE FINANCIAL STATEMENTS.

Sahara Media Holdings, Inc.
(a development stage enterprise)
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,959,414	$4,437,465
Cash, restricted	500,311	-
Prepaid expenses and other	28,753	44,988
Total current assets	3,488,478	4,482,453

Cash in escrow	-	40,000
Property and equipment, net	25,091	26,481
Intangible assets, net	3,394,892	3,424,425
Security deposits	37,200	37,200

Total assets	$6,945,661	$8,010,559

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$120,948	$134,228
Share liability	442,647	87,500
Total current liabilities	563,595	221,728

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-	-

Common stock, $0.003 par value; 50,000,000 shares authorized; ;
30,812,042 shares issued and outstanding at March 31, 2009
and December 31, 2008	92,436	92,436
Additional paid-in capital	11,701,666	11,690,851
Deficit accumulated during the development stage	(5,412,036)	(3,994,456)
Total stockholders' equity	6,382,066	7,788,831

Total liabilities and stockholders' equity	$6,945,661	$8,010,559

See notes to consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage enterprise)
Consolidated Statements of Operations (Unaudited)

			Period from inception (January 18, 2005) through March 31, 2009

	Three Months Ended
	March 31,
	2009	2008

Revenue	$3,472	$-	$39,002

Costs and expenses:
Product development	202,535	27,363	858,129
Selling and marketing	82,514	-	332,464
General and administrative	1,142,631	63,079	4,081,065

Loss from operations	(1,424,208)	(90,442)	(5,232,656)

Interest income	6,628	-	31,236
Interest expense- related party	-	(9,837)	(96,735)
Interest expense	-	(7,932)	(113,881)

Net loss	$(1,417,580)	$(108,211)	$(5,412,036)

Basic and diluted loss per share	$(0.05)	$(0.05)

Weighted average common shares
- basic and diluted	30,812,042	1,977,100

See notes to consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the Period from Date of Inception (January 18, 2005)
through March 31, 2009 (Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Balance at January 18, 2005	-	$-	$-		$-

Issuance of common stock to founder net of cancellation	1,147,500	12	194,368		194,380
Issuance of common stock to director	120,000	1	119		120
Issuance of common stock to investors	499,800	5	495		500
Issuance of common stock to investor	15,000	-	-		-

Net loss				$(405,269)	(405,269)

Balance at December 31, 2005	1,782,300	18	194,982	(405,269)	(210,269)

Issuance of common stock to consultant	30,000	-	-	-	-

Net loss				(826,402)	(826,402)

Balance at December 31, 2006	1,812,300	18	194,982	(1,231,671)	(1,036,671)

Issuance of common stock on exercise of warrant	164,800	2	-		2

Net loss				(728,729)	(728,729)

Balance at December 31, 2007	1,977,100	20	194,982	(1,960,400)	(1,765,398)

Issuance of common stock to founder to settle note
payable and advances to related parties	13,363,390	134	1,303,709		1,303,843
Cancellation of common stock on settlement	(1,147,500)	(11)	-		(11)
Issuance of common stock to founder	100,000	1	524,999		525,000
Issuance of common stock to a director to settle note
payable to a related party and accrued interest	452,000	5	139,237		139,242
Issuance of common stock to a consultant to settle
accrued consulting fees to a related party	210,000	2	142,418		142,420
Cancellation of common stock on settlement	(30,000)	-	-		-
Cancellation of common stock	(312,300)	(3)	-		(3)
Issuance of common stock to a consultant to settle
acrrued consulting fees to a related party	5,500	-	8,197		8,197
Issuance of common stock to settle accrued charges on note payable	724,000	7	11,993		12,000
Cancellation of common stock on settlement of accrued charges	(164,800)	(2)	-		(2)
Issuance of common stock to settle note payable and accrued interest	140,000	1	111,392		111,393
Issuance of common stock to settle accrued consulting fees	480,000	5	25,782		25,787
Issuance of common stock to settle note payable and accrued interest	19,610	-	19,610		19,610
Issuance of common stock to an investor	100,000	1	49,999		50,000
Issuance of common stock to consultant	200,000	2	3,998		4,000
Issuance of common stock to settle note payable and accrued interest	31,000	-	-		-
Issuance of common stock	27,000	-	25,000		25,000

Issuance of common stock to an investor	100,000	1	49,999		50,000
Issuance of common stock to founder's company as consideration
for consulting services	400,000	4	(4)		-
Issuance of common stock to a related party as additional
consideration for purchase of database	1,425,000	14	1,781,236		1,781,250
Issuance of common stock to a stockholder as
consideration for a bridge loan	50,000	150	62,350		62,500
Par value of common shares under plan of merger	818,000	2,454	(2,454)		-
Cancellation of common shares under plan of merger	(18,150,000)	(181)	181		-
Issuance of common shares and recapitalization under plan of merger	18,150,000	54,450	(54,450)		-

See notes to consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the Period from Date of Inception (January 18, 2005)
through March 31, 2009 (Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Issuance of common stock to investors net of issuance costs
of $2,370,478 for private placement	6,526,159	19,578	5,768,310		5,787,888
Issuance of common stock as additional consideration for bridge loan	500,000	1,350	(1,350)		-
Issuance of common stock as additional consideration for
for private placement brokerage	3,000,000	9,000	(9,000)		-
Issuance of common stock to consultant for services	100,000	300	(300)		-
Issuance of common stock to consultant for services
related to private placement	50,000	150	(150)		-
Issuance of common stock as additional consideration
for legal services related to private placement	250,000	750	(750)		-
Issuance of common stock to investors net of issuance costs
of $242,897 for private placement	1,417,883	4,254	1,525,102		1,529,356
Stock based compensation for warrants issued to consultant	-	-	10,815		10,815

Net loss				(2,034,056)	(2,034,056)

Balance at December 31, 2008	30,812,042	92,436	11,690,851	(3,994,456)	7,788,831

Stock based compensation for warrants issued to consultant	-	-	10,815		10,815

Net loss				(1,417,580)	(1,417,580)

Balance at March 31, 2009 (Unaudited)	30,812,042	$92,436	$11,701,666	$(5,412,036)	$6,382,066

See notes to consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)

			Period from
			inception
			(January 18, 2005)
	Three Months Ended		through
	March 31.		March 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(1,417,580)	$(108,211)	$(5,412,036)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	61,423	22,095	413,249
Stock-based consulting expense	10,815	-	21,630
Share liability	355,147	-	442,647
Amortization of debt discount	-	1,750	21,000
Issuance of stock as additional consideration for bridge loan	-	-	62,500
Changes in assets and liabilities:
Prepaid expenses and other	16,235	-	(28,753)
Security deposits	-	-	(37,200)
Accounts payable and accrued expenses	(13,280)	(1,126)	257,526
Accrued expenses, related parties	-	32,191	235,193
Accrued salary, related parties	-	37,500	525,000
Subscription liability	-	-	406,000

Net cash used in operating activities	(987,240)	(15,801)	(3,093,244)

Cash flows from investing activities:
Acquisition of trademark intangibles	-	-	(618,673)
Capitalization of website development costs	(30,500)	-	(580,500)
Acquisition of intangible assets - related party	-	-	(825,000)
Acquisition of property and equipment	-	-	(27,809)
Cash in escrow	40,000	-	-

Net cash provided by (used in) investing activities	9,500	-	(2,051,982)

Cash flows from financing activities:
Payment made to restricted cash	(500,311)	-	(500,311)
Issuance of common stock, net of issuance costs	-	-	7,686,886
Notes payable, related parties	-	6,338	601,734
Notes payable	-	7,933	316,331

Net cash (used in) provided by financing activities	(500,311)	14,271	8,104,640

Net (decrease) increase in cash and cash equivalents	(1,478,051)	(1,530)	2,959,414

Cash and cash equivalents, beginning of period	4,437,465	1,530	-

Cash and cash equivalents, end of period	$2,959,414	$-	$2,959,414

Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See notes to consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)

			Period from
			inception
			(January 18, 2005)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2009	2008	2009

Supplemental disclosures of cash flow information:

Noncash Financing Activities

Issuance of common shares to settle:
Notes payable and accrued interest, related parties	$-	$-	$601,734
Note payable and accrued interest	-	-	337,331
Advances. accrued expenses and other, related party	-	-	1,156,660
Accounts payable and accrued expenses	-	-	181,323
	$-	$-	$2,277,048

Noncash Investing Activities

Issuance of common shares to acquire intangible asset	$-	$-	$1,781,250

See notes to consolidated financial statements.

Sahara Media Holdings, Inc.
Notes to Consolidated Financial Statements
For the Three Months ended March 31, 2009 and 2008
(Unaudited)

1.	Nature of Business

Sahara Media Holdings, Inc. (the “Company”) is a Delaware corporation organized on September 26, 1997 under the name Keystone Entertainment, Inc. On January 14, 1998, the corporate name was changed to Mac Filmworks, Inc. On September 26, 2008, the corporate name was changed to Sahara Media Holdings, Inc.

Sahara Media Holdings, Inc. is the parent company of Sahara Media, Inc., a Delaware corporation formed in January 2005 (“Sahara”), which is a development-stage company located in New York City. Since its formation, Sahara has concentrated on the development of its business strategy. Until March 2004, Vanguarde Media, an entity not affiliated with Sahara, published Honey Magazine, a publication aimed at the 18-34 urban female demographic. As a result of financial difficulties of Vanguarde Media, Honey Magazine ceased publishing.  Vanguarde Media filed for bankruptcy and in February 2005 Sahara through the bankruptcy proceedings purchased the “Honey” trademark for the class of paper goods and printed matter. Sahara launched Honey as an online magazine and social network targeting the 18-34 urban female demographic, in March 2009. The Company expects that the primary components of the business will be:

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

The acquisition of Sahara was treated as a recapitalization, and the business of Sahara became the business of the Company. At the time of the recapitalization, the Company was not engaged in any active business.

The accounting rules for recapitalizations require that beginning September 17, 2008, the date of the recapitalization, the balance sheet reflects the assets and liabilities of Sahara Media Holdings, Inc. and the equity accounts were recapitalized to reflect the newly capitalized company. The results of operations reflect the operations of Sahara Media, Inc. for the periods presented.

2.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of March 31, 2009 and the consolidated results of operations and cash flows for the three months ended March 31, 2009 and 2008, and the period January 18, 2005 (date of inception) through March 31, 2009. Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the consolidated financial statements of the Company contained in its Annual Report on Form 10-K for the year ended December 31, 2008.

3. Significant Accounting Policies

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

Intangible Assets
Intangible assets, initially recorded at cost, approximate fair value at the time of purchase. Amortization is provided for on a straight-line basis over the estimated useful lives of the assets, which is estimated to be 7 years. The Company evaluates the recoverability of its intangible assets periodically and takes into account events or circumstances that warrant revised estimates of their useful lives or that indicate that an impairment exists.

Revenue Recognition
Revenue is recognized when all of the following criteria are met:  (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectibility is reasonably assured.

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

Additional significant accounting policies followed by the Company are set forth in Note 2 to the Company’s audited consolidated financial statements included in Form 10-K for the year ended December 31, 2008.

Loss per Share
Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. The dilutive effect of the outstanding stock warrants is computed using the treasury stock method for the periods ended March 31, 2009 and 2008. Diluted loss per share does not include the effect of 10,294,034 and 200,000 warrants respectively, as their effect would be anti dilutive.

4. Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 became effective November 15, 2008.  The standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. The adoption of SFAS No. 162 had no material effect on the consolidated financial statements.

In June 2008, the FASB issued EITF 07-5, “Determining whether an Instrument (or Embedded Feature) is Indexed to an Entity’s own stock” (“EITF 07-5”).  EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 did not have a material effect on the Company’s results of operations or financial condition.

5.	Intangible Assets

	March 31,
	2009	December 31,
	(Unaudited)	2008

Magazine trademark	$618,673	$618,673
List database	2,606,250	2,606,250
Website development costs	580,500	550,000
Total intangible assets	3,805,423	3,774,923
Less: accumulated amortization	410,531	350,498
Intangibles, net	$3,394,892	$3,424,425

The list database and Website were placed in service in March 2009 and the Company began amortizing these costs over their seven year lives. Amortization expense for the three months ended March 31, 2009 and 2008 and for the period from inception (January 18, 2005) through March 31, 2009 amounted to approximately $60,000, $22,000 and $410,000, respectively.

Estimated amortization expense for the next five years and thereafter is a follows:

Twelve Months Ended
March 31, (Unaudited)
2010	$544,000
2011	544,000
2012	525,000
2013	455,000
2014	455,000
Thereafter	872,000
$3,395,000

6.	Property and Equipment

	March 31,
	2009 (Unaudited)	December 31, 2008

Office furniture and equipment	$27,809	$27.809
Less accumulated depreciation	2,718	1,328

Property and equipment, net	$25,091	$26,481

Depreciation expense for the three months ended March 31, 2009 and 2008 and the period from inception (January 18, 2005) through March 31, 2009 amounted to $1,390, $-0- and $2,718, respectively.

7.	Line of Credit
In February 2009, the Company secured a $500,000 line of credit with a financial institution bearing annual interest at the prime rate (3.25% as of March 31, 2009) which was due in February 2010. As of March 31, 2009, the Company has not borrowed against this facility. In connection with this line of credit, the Company was required to deposit $500,000 with the lending institution which served as collateral against the line.  This cash was restricted as of March 31, 2009.  In April 2009, this facility was terminated and the cash restriction was released.

8.	Stockholders’ Equity

Overview
The Company’s Certificate of Incorporation originally authorized the issuance of 1,500,000 shares of common stock, no par value. On January 12, 2007, the authorized shares of common stock were increased to 10,000,000. On June 18, 2008, the total number of authorized shares was increased to 50,000,000 shares of common stock having a par value of $0.0001 per share.

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

In connection with the Merger, the Company entered into a series of identical subscription agreements (the “Subscription Agreements”) with accredited investors (the “Investors”), pursuant to which, concurrent with the closing of the Merger on the Closing Date, the Company issued and sold units, with each unit consisting of 100,000 shares of common stock and five-year warrants to purchase 100,000 shares of common stock with an exercise price of $2.50 per share, for a purchase price of $125,000 per unit (the “Private Placement”). Pursuant to the Private Placement, the Company issued and sold to the Investors an aggregate of 6,526,159 shares of common stock (the “Common Shares”) and five-year warrants to purchase 6,526,159 shares of common stock (the “Investor Warrants”), for an aggregate purchase price of $8,158,366. The Investor Warrants may not be exercised to the extent such exercise would cause the holder of the warrant, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company's then outstanding shares of common stock following such exercise. Pursuant to the Subscription Agreements, the Company agreed to file a registration statement registering the Common Shares and the shares of common stock underlying the Investor Warrants, subject to Securities and Exchange Commission (“SEC”) declaration of effectiveness. The Company filed the registration on November 7, 2008 and has been addressing comments from the SEC.

Additionally, in September 2008, the Company issued 2,550,000 warrants with exercise prices ranging from $1.10 to $1.50 per share with a value of $2,068,205, a cost of raising capital that has been recorded as an offset to additional paid-in capital. (See Marathon Advisors below)

Common stock issuances

In 2005, Sahara issued 634,800 shares of common stock as founder shares.  Additionally Sahara issued 1,142,500 shares to one of the founders in settlement of $194,380 of advances made.

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

The Company recorded $-0-, $17,769 and $210,616 of interest expense for the three months ended March 31, 2009, 2008 and the period from inception (January 18, 2005) through March 31, 2009, respectively.

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

Reverse Split

The Company completed a 1 for 30 reverse stock split of its common shares, pursuant to which MFI’s issued and outstanding shares of common shares, were reduced to 818,000 (prior to the Merger and the Private Placement).

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

The warrants were valued using the Black-Scholes pricing model with the following weighted average assumptions: 0% dividend yield; risk free interest of 2.52%:  volatility of 94.80%; and an expected life of 5 years. The warrants vest immediately and are exercisable on a cashless basis.

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

(a)
If the Company launches the online magazine Honeymag.com six months after the Closing Date (the “First Performance Threshold”), 20% of the Escrow Shares will be released to the Escrow Shareholders.  If the First Performance Threshold is not met, 20% of the Escrow Shares will be returned to the Company for cancellation. Honemag.com was launched March 5, 2009. Therefore the First Performance Threshold was met and 20% of the Escrow Shares were released to the Escrow Shareholders.

(b)
If the Company launches the social network Hivespot.com seven months after the closing date (the “Second Performance Threshold”), 20% of the Escrow Shares will be released to the Sahara Escrow Shareholders.  If the Second Performance Threshold is not met, 20% of the Escrow Shares will be returned to the Company for cancellation. Hivespot.com was launched March 5, 2009. Therefore the Second Performance Threshold was met and 20% of the Escrow Shares were released to the Escrow Shareholders.

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

(e)
In the event that the Company either has revenue of at least $1,000,000 for the year ending December 31, 2009, or accounts receivable of at least $1,000,000 as of December 31, 2009, as disclosed in the Company’s audited financial statements included in the Company’s Form 10-K for the year ending December 31, 2009 filed with the Securities and Exchange Commission ("SEC")  (the “Fifth Performance Threshold”), 20% of the Escrow Shares will be released to the Sahara Escrow Shareholders. If the Fifth Performance Threshold is not met, 20% of the Escrow Shares will be returned to the Company for cancellation.

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

The Security Purchase Agreement secured certain U.S. trademark registrations for all of the Company’s publications, and all of the Company’s databases as collateral security for the prompt payment in full when due.  In addition, for consideration of a $50,000 payment, a Security Agreement with BPA Associates, under common ownership, was executed whereby BPA agreed to secure the payment on the Debenture with certain assets of the Company, including the database which contains information vital to the business of the Company.

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

Effective December 31, 2008, the contract with Marathon was terminated.  Per the termination agreement, 200,000 of the original warrants were cancelled.  The Company recorded approximately $11,000 of equity based expense for the three months ended March 31, 2009.

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

Warrant issuances

Warrants issued to promissory note holders

The Company issued warrants to certain holders of promissory notes at various dates that entitle them to purchase common shares of the Company.  All warrants granted vested immediately.  The fair value of the warrants is estimated using the intrinsic value method.  The fair value of the common stock related to these warrant issuances approximated $0.02 as determined based on services rendered by a consultant in the amount of $4,000 in exchange for 200,000 warrants in 2006.  The Company has ascribed a value of approximately $9,000 to these warrants. These warrants were cancelled in 2008.

Aubrey Consulting – Warrants dated September 17, 2008

On September 17, 2008, the Company issued five-year warrants to purchase 500,000 common shares with an exercise price of $1.50 to Aubrey Consulting as additional consideration for a finder’s fee relating to the private placement.  The Company recorded $439,000 as a capital raise cost as an offset to additional paid-in capital. The warrants vest immediately and are exercisable on a cashless basis.

The above warrants were valued using the Black-Scholes pricing model with the following weighted average assumptions: 0 % Dividend yield; risk free interest rate 2.52%; volatility of 94.8%; and an expected life of 5 years.  The warrants vest immediately.

Warrant activity for non-employees during the period of inception (January 18, 2005) through March 31, 2009 are as follows:

			Weighted
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Warrant	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term (Years)	Value

Granted during 2006	200,000	$ 0.005
Balance at December 31, 2006	200,000	$ 0.005
Granted during 2007	--	--
Balance at December 31, 2007	200,000	$0.005
Granted during 2008	10,494,034	$2.23
Exercised during 2008	--	$--
Forfeited/cancelled during 2008	(400,000)	$0.76
Outstanding, December 31, 2008	10,294,034	$2.25
Granted through March 31, 2009	--	--
Outstanding, March 31, 2009 (Unaudited)	10,294,034	$2.25	4.45	7,737,017
Exercisable, March 31, 2009 (Unaudited)	10,194,034	$2.26	4.26	7,547,017

		Weighted
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Granted during 2006 (none granted during 2007)	200,000	$0.02
Non-vested December 31, 2007 and 2006	200,000	$0.02
Granted during 2008	10,494,034	$0.79
Vested during 2008	(10,194,034)	$0.79
Forfeited during 2008	(400,000)	$0.11
Non-vested, December 31, 2008	100,000	$0.22
Vested March 31, 2009 (Unaudited)	--	--
Non-vested, March 31, 2009 (Unaudited)	100,000	$0.22

Equity Compensation Plan

In January 1998, the Company’s board of directors approved a stock option plan under which 16,667 shares of common stock have been reserved for issuance.  The following table shows information with respect to the stock options available under the equity compensation plan under which the Company’s common stock is authorized for issuance as of March 31, 2009

Balance at December 31, 2006	--
Granted During 2007	--
Balance at December 31, 2007	--
Granted during December 2008	--
Balance at December 31, 2008	--

Granted through March 31, 2009	--
Outstanding, March 31, 2009 (Unaudited)	--
Available for issuance – March 31, 2009 (Unaudited)	16,667

           Share Liability

In late September 2008, the Company entered into a one year agreement with The Investor Relations Group (“IRG”) for consulting services. The agreement provides for the Company issuing the equivalent of $300,000 of its common stock, which will be earned pro rata over the twelve month contract period. In April 2009, the Board of Directors approved the issuance of 50,000 shares of common stock valued at $150,000 to IRG which approximates the pro rata number of shares earned through March 31, 2009. The Company has accounted for the $150,000 as share liability at March 31, 2009. See Note 11.

In February 2009, the Company entered into a four-month agreement for consulting services. The agreement, in addition to cash compensation of $31,950, provides for the Company issuing 20,000 shares of its common stock valued at $60,000 to the consultant. The Company recorded an amount of $17,647 as share liability at March 31, 2009, which represents the value of the pro rata shares earned per the contract.

In February 2009, the Company entered into a consulting agreement with Hanover Capital Corporation (“Hanover”). Terms of the agreement include an initial payment of $5,000 and $4,000 per month during the one year term of the agreement.  Additionally, the Company will issue Hanover a total of 450,000 restricted common shares valued at $3.00 per share ($1,350,000) on a pro rata basis over a period of six months during the term of the agreement.  The shares of stock are expected to be granted in the second half of 2009. As of March 31, 2009, the Company has recorded a liability of $225,000 relating to the common stock required to be issued under this agreement.

In April 2009, the Board of Directors approved the issuance of 16,668 shares of common stock valued at $50,000 to third parties for services rendered to the Company. This amount has been accrued as of March 31, 2009 as a component of share liability.

9.        Income Taxes

The Company has provided a valuation allowance for the full amount of its net deferred tax assets because the Company has determined that it is more likely than not that they will not be realized.

As of December 31, 2008, the Company has federal and state net operating loss carryforwards of approximately $2,590,000 available to reduce future taxable income which expire at various dates through 2028.

Under the provisions of Section 382 of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carry forwards which can be used in future years.

	March 31,	December 31,
	2009	2008
	(Unaudited)

Net operating loss carryforwards	$1,638,000	$1.184,000
Amortization of intangible assets	(98,000)	(62,000)
Net deferred tax assets	1,540,000	1,122,000
Valuation allowance	(1,540,000)	(1,122,000)
Net deferred tax assets	$--	$--

The valuation allowance increased by approximately $418,000, $779,000 and $1,540,000 during the three months ended March 31, 2009, the year ended December 31, 2008 and the period from inception (January 18, 2005) through March 31, 2009, respectively.

10.	Related Party Transactions

          Notes payable, Related Party –Interest Expense
There were no related party notes payable as of March 31, 2009 or December 31, 2008. The Company recorded related party interest expense of $-0-, $9,837 and $96,735 in the three months ended March 31, 2009 and 2008, and the period from inception (January 18, 2005) through March 31, 2009, respectively.

11. Commitments and Contingencies

Dogmatic/Ripple 6
As of March 31, 2009, the Company was contractually obligated to pay an additional $15,500 to Dogmatic/Ripple 6 for the development of the Honey online magazine and Hivespot.com social networking site.

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

Rent expense was approximately $27,000, $21,000 and $259,000 for the three months ended March 31, 2009 and 2008 and the period from inception (January 18, 2005) through March 31, 2009, respectively.

Approximate future minimum annual lease payments are as follows:

Twelve Months Ended
March 31, (Unaudited)

2009	$109,800
2010	113,400
2011	57,600
$280,800

The Investor Relations Group
In late September 2008, the Company entered into a one year agreement with The Investor Relations Group (“IRG”) for consulting services. The agreement provides for the Company issuing the equivalent of $300,000 of their common stock, which will be earned pro rata over the twelve month contract period.  Additionally, the Company is obligated to pay a maintenance fee of $10,000 per month.  In April 2009, the Company and IRG mutually agreed to defer the remaining term of the agreement to a later date. The Company has not issued any shares of common stock owed under this agreement, however, in April 2009 the Board of Directors approved the issuance of 50,000 shares of common stock to IRG valued at $150,000 which approximates the pro rata number of shares earned through the date of the deferral. As of March 31, 2009, the Company has recorded a share liability of $150,000 relating to the 50,000 shares of common stock to be issued.

Employment Agreement
Effective February 18, 2009, the Company entered into an employment agreement with its Chief Executive Officer (“CEO”).  Terms of the Agreement include: an annual salary of $300,000, $325,000 and $350,000 over its three year period; a signing bonus of $155,000; and as soon as practicable after the effective date, the Company shall grant to the CEO an option to purchase 3,000,000 of the Company's common stock at an exercise price of $2.00 per share.

Approximate future commitments under the agreement are as follows:

Twelve Months Ended
March 31, (Unaudited)

2009	$303,125
2010	328,125
2011	306,250
$937,500

         Consulting Agreements

Effective January 1, 2009, the Company entered into a business development and advisory services agreement with a consultant. The agreement is for an annual period through December 2009. In addition to a monthly retainer of $5,000 per month for the first quarter of 2009 and $7,500 per month for the remainder of the year, the agreement provides for a commission based on a percentage of gross revenues as defined in the agreement.

In February 2009, the Company entered into a consulting agreement with Hanover Capital Corporation (“Hanover”). Terms of the agreement include an initial payment of $5,000 and $4,000 per month during the one year term of the agreement.  Additionally, the Company will issue Hanover a total of 450,000 restricted common shares valued at $3.00 per share ($1,350,000) on a pro rata basis over a period of six months during the term of the agreement. As of March 31, 2009, the Company has recorded a liability of $225,000 relating to the common stock required to be issued under this agreement.

12.     Subsequent Events

In April 2009, the Board of Directors approved the issuance of 50,000 shares of common stock to two individuals on behalf of IRG (See Note 11).

In April 2009, the Board of Directors approved the issuance of 16,668 shares of common stock valued at $50,000 to third parties for services rendered to the Company. This amount has been accrued as of March 31, 2009 as a component of share liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Associated Risks.

Some of the statements contained in this report on Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this report on Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

We anticipate that we will begin generating advertising revenues in the second half of 2009. We plan to sell advertising both through ad aggregators, and through direct sales, which generally provide for greater potential revenues. We do not currently have any arrangements with advertisers, but we have an advertising sales team in place. We have retained BET and GLAM Media as our ad aggregators. We anticipate that the available ad space on our site will be filled through these aggregators. The amount of revenue that will be generated through these initial ads, as well as future ads, will depend on the amount of traffic the site will generate. We anticipate that we will begin generating advertising revenues in the third quarter of 2009. We estimate that we will generate revenue of $250,000 in the third quarter of 2009, and $750,000 in the fourth quarter of 2009, from the sale of advertising on our website. However, we have generated de minimis revenues to date and there can be no assurance our revenue estimates are accurate. We have begun efforts to license the Honey Database; however, we do not anticipate generating significant revenue from the licensing of our Honey Database or other sources in 2009.

The U.S. economy is currently experiencing a significant contraction and it is expected that we will see further economic deterioration in the immediate future. We expect that much of our revenues will be derived from fees paid by advertisers in connection with the display of ads on web pages, including from companies whose success is dependent upon consumers willingness to spend money on entertainment and other discretionary items. Weakening economic conditions or outlook could reduce the consumption of discretionary products and services and, thus, reduce advertising for such products and services. This may adversely affect our ad revenue, which would adversely affect our business and financial results.

Results of Operations

Since inception, we have generated de minimis revenue from advertising and the licensing of our database.  In the same period, we have incurred expenses related to securing the “Honey” Brand trademarks, funding the development of a business plan, and raising capital.

The following table sets forth, for the periods indicated, certain items from the consolidate statements of operations.  Comparative analysis of ratios of costs and expenses to revenues is not shown in the following narrative discussion as management believes such ratios to be uninformative due to the insignificant levels of revenues in each period.

	For the Three Months Ended
	March 31,
	2009	2008

Revenue	$3,472	$--

Costs and expenses
Product development	202,535	27,363
Selling and marketing	82,514	--
General and administrative	1,142,631	63,079
Interest income	(6,628)	--
Interest expense – related party	--	9,837
Interest expense	--	7,932

Net loss	$(1,417,580)	$(108,211)

Net loss per share – basic and diluted	$(0.05)	$(0.05)

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues for the three months ended March 31, 2009 were $3,472 compared to $-0- for the three months ended March 31, 2008.   We generated minimal revenue from on-line advertising in fiscal 2009. Although the website Honeymag.com was not launched as our online magazine until March 5, 2009, ads were sold on a prior version of the Honeymag.com website (which had much less content than our online magazine and did not include a social network).

Product development expenses for the three months ended March 31, 2009 were $202,535, compared to $27,363 for the three months ended March 31, 2008, an increase of $175,172.  The increase is primarily attributable to payroll costs of $81,000, additional amortization expenses of $38,000 and licensing and network costs of $45,000. In the first quarter of 2009 we incurred additional payroll and other costs as we continued the process of implementing our strategic plan to generate revenues. In March 2009, we launched our online magazine and social network. In connection with the launch, we began amortizing the costs associated with our website and customer database

Selling and marketing expense for the three months ended March 31, 2009 were $82,514, while there were no related costs in the comparative period in 2008. Selling and marketing expenses consisted primarily of payroll and consultants.

General and administrative expenses for the three months ended March 31, 2009 were $1,142,631, compared to $63,079 for the three months ended March 31, 2008 an increase of $1,079,552. The increase is primarily attributable to payroll and related costs of $356,000, professional fees of $496,000 and consulting fees of $109,000.

Interest expense and interest expense-related party amounted to $7,932 and $9,837, respectively in the three months ended March 31, 2008. There was no such outstanding debt in the three months ended March 31, 2009.

As a result of the foregoing, the net loss for the three months ended March 31, 2009 was $1,417,580, compared to a net loss of $108,211 for the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we have cash and cash equivalents available of approximately $2,960,000. We believe our cash and cash equivalents will meet our anticipated cash needs for the next twelve months. As of March 31, 2009, we had restricted cash of approximately $500,000. This cash was returned to operating cash in April 2009. As of December 31, 2008, we had cash and cash equivalents of approximately $4,437,000.

At March 31, 2009, cash on hand was $2,959,414, a decrease of $1,478,051 from December 31, 2008, primarily as result of a net loss of $1,417,580. We had net cash used from operating activities of $987,240 for the three months ended March 31, 2009 resulting from the net loss of $1,417,580, offset by an increase in share liability of $355,147. Additionally, we had net cash used from financing activities of $500,311 resulting from the payments made to restricted cash during the three months ended March 31, 2009.

We anticipate that our long term capital needs will be met from our remaining available capital and from anticipated revenues. However, there can be no assurance that our cost estimates are accurate, that anticipated revenues will materialize, or that unforeseen events will not occur that would cause us to seek additional funding to meet our need for working capital. There can be no assurance that financing, if and when needed, will be available in amounts or on terms acceptable to us, or at all.   The current economic crisis could make it more difficult to obtain financing if and when needed.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 became effective November 15, 2008.  The standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") for non-governmental entities. The adoption of SFAS No. 162 had no material effect on the consolidated financial statements.

In June 2008, the FASB issued EITF 07-5, “Determining whether an Instrument (or Embedded Feature) is Indexed to an Entity’s own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company’s own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The adoption of EITF 07-5 did not have a material effect on the Company’s results of operations or financial condition.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP.  The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  Though we evaluate our estimates and assumptions on an ongoing basis, our actual results may differ from these estimates.

Certain of our accounting policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s subjective judgments are described below to facilitate a better understanding of our business activities.  We base our judgments on our experience and assumptions that we believe are reasonable and applicable under the circumstances.

Revenue Recognition
Revenue is recognized when all of the following criteria are met:  (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectibility is reasonably assured.

Stock Based Compensation
The Company accounts for equity instrument issuance in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payments”.  Such equity issuances encompass transactions in which the Company exchanges its equity instruments for services.

Equity instruments issued to non-employees are accounted for under Emerging Issues Task Force (“EITF”) Statement No. 96-18, “Accounting for Equity Instruments that are issued to Other than Employees for acquiring or in conjunction with goods and services.”

Intangible Assets
The intangible assets, initially recorded at cost, approximate fair value at the time of purchase. Amortization is provided for on a straight-line basis over the estimated useful lives of the assets, which is estimated to be 7 years. The Company evaluates the recoverability of its intangible assets periodically and takes into account events or circumstances that warrant revised estimates of their useful lives or that indicate that an impairment exists. Management believes that because the Company is in the earlier stages of its business life cycle, the current conditions noted above do not constitute reliable impairment indicators.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Philmore Anderson, IV, the Company’s Chief Executive Officer (“CEO”) and Larry Stinson, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the March 31, 2009.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not completely effective due to a lack of internal resources to account for the completeness of transactions to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2009.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting

P ART II

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

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Item 6. Exhibits

Exhibit Number	Description

10.1	Employment Agreement, dated February 18, 2009, between Sahara Media Holdings, Inc. and Philmore Anderson IV (1)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302(2)
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302(2)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350(2)
32.2	Certification by Chief Financial Officer, pursuant to 18 U.S.C. Section 1350(2)

(1)	Filed as an exhibit to the Company’s 8-K (No. 000-52363) filed with the SEC on February 19, 2009 and incorporated herein by reference.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAHARA MEDIA HOLDINGS, INC.

May 15, 2009	By:	/s/ Philmore Anderson IV
Philmore Anderson IV
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Larry J. Stinson
Larry J. Stinson
Chief Financial Officer (Principal Financial officer and Chief Accounting Officer)