Form 10-Q
period 2009-06-30
SAHARA MEDIA HOLDINGS, INC.
filed 2009-08-19
CIK 1131166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

COMMISSION FILE NUMBER 000-52363

SAHARA MEDIA HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2820999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Greene Street, 4 th Floor New York, New York	10012
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (212) 343-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes / / No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of Òlarge accelerated filer,Ó Òaccelerated filerÓ and Òsmaller reporting companyÓ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes /  / No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 18, 2009, there were 31,028,710 outstanding shares of the Registrant's Common Stock, $.003 par value.

SAHARA MEDIA HOLDINGS, INC.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3
Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 and for the period January 18, 2005 (date of inception) through June 30, 2009 (unaudited)	4
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the six months ended June 30, 2009 (unaudited) and for the period January 18, 2005 (date of inception) through June 30, 2009 (unaudited)	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the period January 18, 2005 (date of inception) through June 30, 2009 (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T. Controls and Procedures	27
PART II - OTHER INFORMATION

Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits	28
SIGNATURES	29

SAHARA MEDIA HOLDINGS, INC.

PART I Financial Information

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Sahara Media Holdings, Inc.
(a development stage enterprise)
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,606,815	$4,437,465
Prepaid expenses and other	15,250	44,988
Total current assets	2,622,065	4,482,453

Cash in escrow	-	40,000
Property and equipment, net	26,235	26,481
Intangible assets, net	3,258,984	3,424,425
Security deposits	46,200	37,200

Total assets	$5,953,484	$8,010,559

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$75,737	$134,228
Share liability	622,500	87,500
Total current liabilities	698,237	221,728

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-	-

Common stock, $0.003 par value; 50,000,000 shares authorized; ;
31,028,710 and 30,812,042 shares issued and outstanding
at June 30, 2009 and December 31, 2008, respectively	93,086	92,436
Additional paid-in capital	11,911,831	11,690,851
Deficit accumulated during the development stage	(6,749,670)	(3,994,456)
Total stockholders' equity	5,255,247	7,788,831

Total liabilities and stockholders' equity	$5,953,484	$8,010,559

See notes to consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage enterprise)
Consolidated Statements of Operations (Unaudited)

					Period from inception (January 18, 2005)
	Three Months Ended		Six Months Ended		through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Revenue	$108	$2,924	$3,580	$2,924	$39,110

Costs and expenses:
Product development	311,290	73,774	513,825	101,137	1,169,419
Selling and marketing	195,070	27,871	277,584	27,871	527,534
General and administrative	833,490	138,571	1,976,121	201,650	4,914,555

Loss from operations	(1,339,742)	(237,292)	(2,763,950)	(327,734)	(6,572,398)

Interest income	2,108	-	8,736	-	33,344
Interest expense- related party	-	(7,216)	-	(17,053)	(96,735)
Interest expense	-	(7,306)	-	(15,238)	(113,881)

Net loss	$(1,337,634)	$(251,814)	$(2,755,214)	$(360,025)	$(6,749,670)

Basic and diluted loss per share	$(0.04)	$(0.13)	$(0.09)	$(0.18)

Weighted average common shares
-basic and diluted basic and diluted	31,002,336	1,977,100	30,982,300	1,977,100

See notes to consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the Period from Date of Inception (January 18, 2005)
through June 30, 2009 (Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Balance at January 18, 2005	-	$-	$-	$-	$-

Issuance of common stock to founder net of cancellation	1,147,500	12	194,368		194,380
Issuance of common stock to director	120,000	1	119		120
Issuance of common stock to investors	499,800	5	495		500
Issuance of common stock to investor	15,000	-	-		-

Net loss				(405,269)	(405,269)

Balance at December 31, 2005	1,782,300	18	194,982	(405,269)	(210,269)

Issuance of common stock to consultant	30,000	-	-		-

Net loss				(826,402)	(826,402)

Balance at December 31, 2006	1,812,300	18	194,982	(1,231,671)	(1,036,671)

Issuance of common stock on exercise of warrant	164,800	2	-		2

Net loss				(728,729)	(728,729)

Balance at December 31, 2007	1,977,100	20	194,982	(1,960,400)	(1,765,398)

Issuance of common stock to founder to settle note
payable and advances to related parties	13,363,390	134	1,303,709		1,303,843
Cancellation of common stock on settlement	(1,147,500)	(11)	-		(11)
Issuance of common stock to founder	100,000	1	524,999		525,000
Issuance of common stock to a director to settle note
payable to a related party and accrued interest	452,000	5	139,237		139,242
Issuance of common stock to a consultant to settle
accrued consulting fees to a related party	210,000	2	142,418		142,420
Cancellation of common stock on settlement	(30,000)	-	-		-
Cancellation of common stock	(312,300)	(3)	-		(3)
Issuance of common stock to a consultant to settle
accrued consulting fees to a related party	5,500	-	8,197		8,197
Issuance of common stock to settle accrued charges on note payable	724,000	7	11,993		12,000
Cancellation of common stock on settlement of accrued charges	(164,800)	(2)	-		(2)
Issuance of common stock to settle note payable and accrued interest	140,000	1	111,392		111,393
Issuance of common stock to settle accrued consulting fees	480,000	5	25,782		25,787
Issuance of common stock to settle note payable and accrued interest	19,610	-	19,610		19,610
Issuance of common stock to an investor	100,000	1	49,999		50,000
Issuance of common stock to consultant	200,000	2	3,998		4,000
Issuance of common stock to settle note payable and accrued interest	31,000	-	-		-
Issuance of common stock	27,000	-	25,000		25,000

Issuance of common stock to an investor	100,000	1	49,999		50,000
Issuance of common stock to founder's company as consideration
for consulting services	400,000	4	(4)		-
Issuance of common stock to a related party as additional
consideration for purchase of database	1,425,000	14	1,781,236		1,781,250
Issuance of common stock to a stockholder as
consideration for a bridge loan	50,000	150	62,350		62,500
Par value of common shares under plan of merger	818,000	2,454	(2,454)		-
Cancellation of common shares under plan of merger	(18,150,000)	(181)	181		-
Issuance of common shares and recapitalization under plan of merger	18,150,000	54,450	(54,450)		-

See notes to consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the Period from Date of Inception (January 18, 2005)
through June 30, 2009 (Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Issuance of common stock to investors net of issuance costs
of $2,370,478 for private placement	6,526,159	19,578	5,768,310		5,787,888
Issuance of common stock as additional consideration for bridge loan	500,000	1,350	(1,350)		-
Issuance of common stock as additional consideration for
for private placement brokerage	3,000,000	9,000	(9,000)		-
Issuance of common stock to consultant for services	100,000	300	(300)		-
Issuance of common stock to consultant for services
related to private placement	50,000	150	(150)		-
Issuance of common stock as additional consideration
for legal services related to private placement	250,000	750	(750)		-
Issuance of common stock to investors net of issuance costs
of $242,897 for private placement	1,417,883	4,254	1,525,102		1,529,356
Stock based compensation for warrants issued to consultant	-	-	10,815		10,815

Net loss				(2,034,056)	(2,034,056)

Balance at December 31, 2008	30,812,042	92,436	11,690,851	(3,994,456)	7,788,831

Issuance of common stock to consultants for services accrued in
share liability	66,668	200	199,800		200,000
Issuance of common stock to consultants for services	50,000	150	(150)		-
Issuance of common stock to consultants for services	100,000	300	(300)		-
Stock based compensation for warrants issued to consultants	-	-	21,630		21,630

Net loss				(2,755,214)	(2,755,214)

Balance at June 30, 2009 [Unaudited]	31,028,710	$93,086	$11,911,831	$(6,749,670)	$5,255,247

See notes to consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)

			Period from
			inception
			(January 18, 2005)
	Six Months Ended		through
	June 30.		June 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(2,755,214)	$(360,025)	$(6,749,670)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	198,768	44,191	550,594
Stock-based consulting expense	21,630	-	32,445
Share liability	735,000	-	822,500
Amortization of debt discount	-	3,500	21,000
Issuance of stock as additional consideration for bridge loan	-	-	62,500
Changes in assets and liabilities:
Prepaid expenses and other	29,738	(924)	(15,250)
Security deposits	(9,000)	-	(46,200)
Accounts payable and accrued expenses	(58,491)	36,360	212,315
Accrued expenses, related parties	-	50,804	235,193
Accrued salary, related parties	-	75,000	525,000
Subscription liability	-	-	406,000

Net cash used in operating activities	(1,837,569)	(151,094)	(3,943,573)

Cash flows from investing activities:
Acquisition of trademark intangibles	-	-	(618,673)
Capitalization of website development costs	(30,500)	-	(580,500)
Acquisition of intangible assets - related party	-	-	(825,000)
Acquisition of property and equipment	(2,581)	-	(30,390)
Cash in escrow	40,000	(63,500)	-

Net cash provided by (used in) investing activities	6,919	(63,500)	(2,054,563)

Cash flows from financing activities:
Payment made to restricted cash	(500,311)	-	(500,311)
Proceeds from restricted cash	500,311	-	500,311
Issuance of common stock, net of issuance costs	-	50,000	7,686,886
Cash overdraft	-	115,173	-
Notes payable, related parties	-	13,553	601,734
Notes payable	-	34,338	316,331

Net cash provided by financing activities	-	213,064	8,604,951

Net (decrease) increase in cash and cash equivalents	(1,830,650)	(1,530)	2,606,815

Cash and cash equivalents, beginning of period	4,437,465	1,530	-

Cash and cash equivalents, end of period	$2,606,815	$-	$2,606,815

Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See notes to consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)

			Period from
			inception
			(January 18, 2005)
	Six Months Ended		through
	June 30.		June 30,
	2009	2008	2009
Supplemental disclosures of cash flow information:

Noncash Investing Activities

Issuance of common shares to acquire intangible asset	$-	$-	$1,781,250

Noncash Financing Activities

Issuance of common shares to settle:
Share liability	$200,000	$-	$200,000
Notes payable and accrued interest, related parties	-	601,734	601,734
Note payable and accrued interest	-	337,331	337,331
Advances, accrued expenses and other, related party	-	1,156,660	1,156,660
Accounts payable and accrued expenses	-	181,323	181,323
	$200,000	$2,277,048	$2,477,048

See notes to consolidated financial statements.

Sahara Media Holdings, Inc.
Notes to Consolidated Financial Statements
For the Six Months ended June 30, 2009 and 2008
(Unaudited)

1.	Nature of Business

Sahara Media Holdings, Inc. (the “Company”) is a Delaware corporation organized on September 26, 1997 under the name Keystone Entertainment, Inc. On January 14, 1998, the corporate name was changed to Mac Filmworks, Inc. On September 26, 2008, the corporate name was changed to Sahara Media Holdings, Inc.

Sahara Media Holdings, Inc. is the parent company of Sahara Media, Inc., a Delaware corporation formed in January 2005 (“Sahara”), which is a development-stage company located in New York City. Since its formation, Sahara has concentrated on the development of its business strategy. Until March 2004, Vanguarde Media, an entity not affiliated with Sahara, published Honey Magazine, a publication aimed at the 18-34 urban female demographic. As a result of financial difficulties of Vanguarde Media, Honey Magazine ceased publishing.  Vanguarde Media filed for bankruptcy and in February 2005 Sahara through the bankruptcy proceedings purchased the “Honey” trademark for the class of paper goods and printed matter. Sahara launched Honey as an online magazine and social network targeting the 18-34 urban female demographic in March 2009.  The Company expects that the primary components of the business will be:

●	The online magazine Honeymag.com
●	The social network Hivespot.com
●	A database of approximately 3.9 million names in the 18-34 urban female demographic (the “Honey Database")

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of June 30, 2009 and the consolidated results of operations for the three and six months ended June 30, 2009 and 2008 and consolidated cash flows for the six months ended June 30, 2009 and 2008 and the period January 18, 2005 (date of inception) through June 30, 2009. Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the consolidated financial statements of the Company contained in its Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a net stockholders’ deficit accumulated during the development stage amounting to approximately $6,750,000 as of June 30, 2009.  There can be no assurance that the Company will be profitable in the future.  If the Company is not profitable and cannot obtain sufficient capital to fund operations, the Company may have to cease operations.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans with regards to this condition primarily include the continuance of executing upon its business plan.  In accordance with this plan, the Company has entered into advertising agreements with three Fortune 500 clients in the early part of the third quarter and we are currently negotiating additional agreements and management expects them to be executed during third and fourth quarters and beyond.  The Company anticipates that with the continued increase in traffic and impressions to its websites, that the Company will experience significant revenue growth throughout the remainder of the year and into 2010.  There can be no assurances that such revenues will reach planned amounts and to the extent they do not reach the planned amounts the Company will be required to raise additional capital to execute its strategy.

Correction of an Error
As of June 30, 2009, the Company corrected a disclosure and accounting omission for common shares and warrants to purchase common shares, from prior financial statements.  Such shares and warrants are to be issued for services rendered by a consultant in connection with the Recapitalization that was consummated on September 17, 2008 (the “Recapitalization”) (see Note 8).  Consequently, as of June 30, 2009, the Company has recorded the liability of $125,000 for the remaining 100,000 common shares and $130,500 for the remaining warrants to purchase 150,000 common shares still due to the consultant as costs of the Recapitalization. Because these equity instruments were issued for services performed in connection with the Recapitalization, such amounts are accounted for as an offset to additional paid in capital with no corresponding impact to the statement of operations in accordance with Staff Accounting Bulletin No. 5A.  In addition, the disclosures relating to this consulting agreement are included in Note 8.

The Company has evaluated the impact of the additional outstanding shares upon the net loss per share for all previous periods and has determined that there is no change to net loss per share.  In addition, given that the Company has recorded losses since the Recapitalization, the warrants to be issued are anti-dilutive.   The Company has evaluated the correction of this error in accordance with Accounting Principles Bulletin No. 28, Interim Financial Reporting and Staff Accounting Bulletin No. 99, Materiality (“SAB 99“).  The amount of the adjustment, when compared to the operating results or on any trend of losses for all previous financial statements to which this error relates, is not considered by management to be material.  In addition, the Company believes that investors would not consider the amount of the adjustment to be material, and therefore, would not have significantly impacted their investment decisions about the Company.

3. Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sahara Media, Inc.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates
The preparation of the consolidated financial statements in accordance with U. S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates. The significant estimates and assumptions made by the Company include valuation allowances for deferred tax assets, valuation of share-based payments, and the carrying value of the intangible assets.

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

Income Taxes
The Company accounts for income taxes using the asset and liability method.  Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Additional accounting policies followed by the Company are set forth in Note 2 to the Company’s audited consolidated financial statements included in Form 10-K for the year ended December 31, 2008.

Loss Per Share
Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods.  The dilutive effect of the outstanding stock warrants is computed using the treasury stock method for the three and six month periods ended June 30, 2009 and 2008.  Diluted loss per share does not include the effect of 10,344,034 and 200,000 warrants respectively, as their effect would be anti dilutive.

4.	Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The Company adopted SFAS No. 165 on a prospective basis effective April 1, 2009. The provisions of  SFAS No. 165 provide guidance related to the accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or are available to be issued. The Company evaluated events between the end of the most recent quarter, June 30, 2009, and August 19, 2009, the date the consolidated financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The adoption of SFAS No. 168 will have no effect on the consolidated financial statements.

5.	Intangible Assets

	June 30,	December 31,
	2009	2008
	(Unaudited)

Magazine trademark	$618,673	$618,673
List database	2,606,250	2,606,250
Website development costs	580,500	550,000
Total intangible assets	3,805,423	3,774,923
Less: accumulated amortization	546,439	350,498
Intangibles, net	$3,258,984	$3,424,425

The list database and Website were placed in service in March 2009 and the Company began amortizing these costs over their seven year lives at that time. Amortization expense for the three months ended June 30, 2009 and 2008, the six months ended June 30, 2009 and 2008 and for the period from inception (January 18, 2005) through June 30, 2009 amounted to approximately $136,000, $22,000, $196,000, $44,000 and $546,000, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

Twelve Months Ended
June 30, (Unaudited)
2010	$544,000
2011	544,000
2012	502,000
2013	455,000
2014	455,000
Thereafter	759,000
$3,259,000

6.	Property and Equipment

	June 30,	December 31,
	2009	2008
	(Unaudited)

Office furniture and equipment	$30,390	$27,809
Less accumulated depreciation	4,155	1,328

Property and equipment, net	$26,235	$26,481

Depreciation expense for the three months ended June 30, 2009 and 2008, the six months ended June 30, 2009 and 2008 and the period from inception (January 18, 2005) through June 30, 2009 amounted to $1,437, $-0-, $2,827, $-0- and $4,155, respectively.

7.	Line of Credit

In February 2009, the Company secured a $500,000 line of credit with a financial institution which was due in February 2010.  The Company did not utilize this facility.  In connection with this line of credit, the Company was required to deposit $500,000 with the lending institution which served as collateral against the line.  This cash was restricted as of March 31, 2009.  In April 2009, this facility was terminated and the cash restriction was released.

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

In connection with the Merger, the Company entered into a series of identical subscription agreements (the “Subscription Agreements”) with accredited investors (the “Investors”), pursuant to which, concurrent with the closing of the Merger on the Closing Date, the Company issued and sold units, with each unit consisting of 100,000 shares of common stock and five-year warrants to purchase 100,000 shares of common stock with an exercise price of $2.50 per share, for a purchase price of $125,000 per unit (the “Private Placement”). Pursuant to the Private Placement, the Company issued and sold to the Investors an aggregate of 6,526,159 shares of common stock (the “Common Shares”) and five-year warrants to purchase 6,526,159 shares of common stock (the “Investor Warrants”), for an aggregate purchase price of $8,158,366. The Investor Warrants may not be exercised to the extent such exercise would cause the holder of the warrant, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company's then outstanding shares of common stock following such exercise. Pursuant to the Subscription Agreements, the Company agreed to file a registration statement registering the Common Shares and the shares of common stock underlying the Investor Warrants, subject to the SEC’s declaration of effectiveness. The Company filed the registration on November 7, 2008 and has been addressing comments from the SEC.

Additionally, in September 2008, the Company issued 2,550,000 warrants with exercise prices ranging from $1.10 to $1.50 per share with a value of $2,068,205, a cost of raising capital that has been recorded as an offset to additional paid-in capital (see Marathon Advisors below).

Common stock issuances

In 2005, Sahara issued 634,800 shares of common stock as founder shares.  Additionally Sahara issued 1,142,500 shares to one of the founders in settlement of $194,380 of advances made.

On January 7, 2006, Sahara issued to a consultant, 30,000 shares in settlement for services rendered.

On June 15, 2008, Sahara issued 100,000 common shares to an investor at $.50 per share for $50,000.

On June 10, 2008, Sahara issued common shares, as follows:

•	19,610 shares, valued at $1.00 per share, to settle $19,610 note payable, including accrued interest of $1,610.
•	724,000 shares, valued at $0.02 per share, to settle accrued interest payable of $12,000. In connection with this transaction , 164,800 previously issued shares were cancelled.
•	480,000 shares, valued at $0.05 per share, to settle $25,787 of accrued consulting fees. In addition, warrants for a 5% per-money interest in the Company were cancelled.
•	27,000 shares, valued at $0.93 per share, to settle note payable of $25,000.
•	452,000 shares, valued at $0.31 per share, to a director, a related party, to settle a note payable of $139,242 including accrued interest of $14,242.
•	100,000 shares, valued at $5.25 per share, to the founder and chief executive officer, a related party, in exchange for $525,000 of accrued salary.
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

The Company recorded $-0-, $14,522, $-0-, $32,291 and $210,616 of interest expense for the three months ended June 30, 2009 and 2008 the six months ended June 30, 2009 and 2008, and the period from inception (January 18, 2005) through June 30, 2009, respectively.

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

The Company recorded $2,606,250 as an intangible asset which is comprised of the $1,781,250 value of the common shares plus $825,000 of cash paid.

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

On October 20, 2008, the Company issued 4,000 shares of common stock and five-year warrants to purchase 4,000 shares of common stock with an exercise price of $2.50 per share to an accredited investor for a purchase price of $5,000. JTF acted as the exclusive placement agent for the private placement.

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

(c)
In the event that, from the period from the launch of the online magazine Honeymag.com, until nine months after the Closing Date, the average number of monthly viewed impressions of the Company’s online magazine Honeymag.com is at least 300,000 (the “Third Performance Threshold”), 20% of the Escrow Shares will be released to the Sahara Escrow Shareholders. If the Third Performance Threshold is not met, 20% of the Escrow Shares will be returned to the Company for cancellation. The Third Performance Threshold has been met and 20% of the Escrow Shares were released to the Escrow Shareholders.

(d)
In the event that the Company’s social networking site Hivespot.com has at least 200,000 registered users on September 30, 2009 (the “Fourth Performance Threshold”), 20% of the Escrow Shares will be released to Sahara Escrow Shareholders. If the Fourth Performance Threshold is not met, 20% of the Escrow Shares will be returned to the Company for cancellation.

(e)
In the event that the Company either has revenue of at least $1,000,000 for the year ending December 31, 2009, or accounts receivable of at least $1,000,000 as of December 31, 2009, as disclosed in the Company’s audited financial statements included in the Company’s Form 10-K for the year ending December 31, 2009 filed with the SEC (the “Fifth Performance Threshold”), 20% of the Escrow Shares will be released to the Sahara Escrow Shareholders. If the Fifth Performance Threshold is not met, 20% of the Escrow Shares will be returned to the Company for cancellation.

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

John Thomas Financial, Inc.

On September 17, 2008, the Company issued 3,000,000 common shares, valued at $1.25 per share, and five year warrants to purchase 1,000,000 common shares with a fair value of $904,018 at an exercise price of $1.30 per share to John Thomas Financial, Inc. as additional consideration for private placement services.  The warrants vested immediately and are exercisable on a cashless basis, which represents stock settled stock appreciation rights.

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

Effective December 31, 2008, the contract with Marathon was terminated.  Per the termination agreement, 200,000 of the original warrants were cancelled.  The Company recorded approximately $22,000 of equity based expense for the six months ended June 30, 2009.

Aurelian Investments, LLC

In connection with a consulting agreement (the “Agreement”) entered into with Aurelian Investments, LLC (“Aurelian”) on August 13, 2008, the Company was required to issue a total of 200,000 common shares and five-year warrants to purchase 200,000 common shares with an exercise price of $1.50 per share for services rendered by Aurelian in connection with the Recapitalization that was consummated on September 17, 2008 (the “Recapitalization”).  Fifty thousand of the 200,000 common shares were issued on September 17, 2008 (date of Recapitalization) and such shares were properly reflected in the financial statements since that time at a $1.25 per share.  An additional 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock were issued during the quarter ended June 30, 2009.

The value ascribed to the 50,000 common shares issued during the quarter ended June 30, 2009 and the remaining 100,000 common shares still due the consultant is based on the stock price as of the date of the Recapitalization ($1.25). The total value of such shares of common stock to be issued amount to $125,000.  The value ascribed to the warrants is based upon the Black-Scholes Option Pricing Model.  The weighted average assumptions were based upon data as of September 17, 2008: volatility 94.8%, dividend yield 0%, risk free interest rate 2.52%, and an expected life of 5 years.  The fair value of the warrants at the date of the Recapitalization was $174,000.  The balance of the shares and warrants to purchase shares are scheduled to be issued subsequent to June 30, 2009, and have been recorded as a component of stockholders’ equity.

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

Additional  Issuances

 In April 2009, the Board of Directors approved, and on May 6, 2009, the Company issued, 50,000 shares of  common stock, valued at $150,000, to two individuals on behalf of IRG. The amount was accrued as a component of share liability as of March 31, 2009. See Note 11.

 In April 2009, the Board of Directors approved, and on May 6, 2009, the Company issued 16,668 shares of common stock, valued at $50,000, to third parties for services rendered to the Company.  The amount was accrued as of March 31, 2009 as a component of share liability.

Warrant issuances

Warrants issued to promissory note holders

The Company issued warrants to certain holders of promissory notes at various dates through December 31, 2006, that entitle them to purchase common shares of the Company.  All warrants granted vested immediately.  The fair value of the warrants is estimated using the intrinsic value method.  The fair value of the common stock related to these warrant issuances approximated $0.02 as determined based on services rendered by a consultant in the amount of $4,000 in exchange for 200,000 warrants in 2006.  The Company has ascribed a value of approximately $9,000 to these warrants.  These warrants were cancelled in 2008.

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

Warrant activity for non-employees during the period of inception (January 18, 2005) through June 30, 2009 is as follows:

			Weighted
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Warrant	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term (Years)	Value

Granted during 2006	200,000	$ 0.005
Balance at December 31, 2006	200,000	$ 0.005
Granted during 2007	--	--
Balance at December 31, 2007	200,000	$0.005
Granted during 2008	10,494,034	$2.23
Exercised during 2008	--	$--
Forfeited/cancelled during 2008	(400,000)	$0.76
Outstanding, December 31, 2008	10,294,034	$2.25
Granted through June 30, 2009	50,000	$1.50
Outstanding, June 30, 2009 (Unaudited)	10,344,034	$2.24	4.21	7,812,017
Exercisable, June 30, 2009 (Unaudited)	10,244,034	$2.26	4.01	7,622,017

		Weighted
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Granted during 2006 (none granted during 2007)	200,000	$0.02
Non-vested December 31, 2007 and 2006	200,000	$0.02
Granted during 2008	10,494,034	$0.79
Vested during 2008	(10,194,034)	$0.79
Forfeited during 2008	(400,000)	$0.11
Non-vested, December 31, 2008	100,000	$0.22
Granted through June 30, 2009	50,000	$.87
Vested through June 30, 2009	(50,000)	$.87
Non-vested, June 30, 2009	100,000	$0.22

Equity Compensation Plan

In January 1998, the Company’s board of directors approved a stock option plan under which 16,667 shares of common stock have been reserved for issuance.  The following table shows information with respect to the stock options available under the equity compensation plan under which the Company’s common stock is authorized for issuance as of June 30, 2009.

Balance at December 31, 2006	--
Granted During 2007	--
Balance at December 31, 2007	--
Granted during December 2008	--
Balance at December 31, 2008	--
Granted through June 30, 2009	--
Outstanding, June 30, 2009	--
Available for issuance – June 30, 2009	16,667

           Share Liability

In late September 2008, the Company entered into a one year agreement with The Investor Relations Group (“IRG”) for consulting services. The agreement provides for the Company issuing the equivalent of $300,000 of its common stock, which will be earned pro rata over the twelve month contract period. In April 2009, the Board of Directors approved the issuance of 50,000 shares of common stock valued at $150,000 to IRG which approximates the pro rata number of shares earned through March 31, 2009. The Company has accounted for the $150,000 as share liability at March 31, 2009. These shares were issued May 6, 2009.

In February 2009, the Company entered into a four-month agreement for consulting services. The agreement, in addition to cash compensation of $31,950, provides for the Company issuing 20,000 shares of its common stock valued at $60,000 to the consultant. The Company recorded an amount of $60,000 as share liability at June 30, 2009, which represents the value of the pro rata shares earned per the contract.  There have been no shares issued under the agreement.

In February 2009, the Company entered into a consulting agreement with Hanover Capital Corporation (“Hanover”). Per the agreement, the Company will issue Hanover a total of 450,000 restricted common shares valued at $3.00 per share ($1,350,000) on a pro rata basis over a period of six months during the term of the agreement.  The shares of stock are expected to be granted in the second half of 2009. As of June 30, 2009, the Company has recorded a liability of $562,500 relating to the common stock required to be issued under this agreement.

In April 2009, the Board of Directors approved the issuance of 16,668 shares of common stock valued at $50,000 to third parties for services rendered to the Company.  This amount has been accrued as of March 31, 2009 as a component of share liability. These shares were issued May 6, 2009.

9.        Income Taxes

The Company has provided a valuation allowance for the full amount of its net deferred tax assets because the Company has determined that it is more likely than not that they will not be realized.

As of December 31, 2008, the Company has federal and state net operating loss carryforwards of approximately $2,590,000 available to reduce future taxable income and which expire at various dates through 2028.

Under the provisions of Section 382 of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carry forwards which can be used in future years.

	June 30,	December 31,
	2009	2008
	(Unaudited)

Net operating loss carryforwards	$2,029,000	$1,184,000
Share based payments	331,000	-
Amortization of intangible assets	131,000	(62,000)
Net deferred tax assets	2,491,000	1,122,000
Valuation allowance	(2,491,000)	(1,122,000)
Net deferred tax assets	$--	$--

The valuation allowance increased by approximately $1,369,000, $779,000 and $1,885,000 during the six months ended June 30, 2009, the year ended December 31, 2008 and the period from inception (January 18, 2005) through June 30, 2009, respectively.

10.	Related Party Transactions

          Notes payable, Related Party –Interest Expense
There were no related party notes payable as of June 30, 2009 or December 31, 2008. The Company recorded related party interest expense of $-0-, $7,216, $-0-, $17,053 and $96,735 for the three months ended June 30, 2009 and 2008, the six months ended June 30, 2009 and 2008, and the period from inception (January 18, 2005) through June 30, 2009, respectively.

11.     Commitments and Contingencies

Rent expense
In October 2008, the Company entered into a new three year lease for office space, expiring in September 2011. Monthly payments under the lease commence at $9,000 per month and increase to $9,600 per month. The lease commitment is guaranteed by an officer of the Company. In conjunction with this lease the Company has recorded a security deposit of $37,200 which was increased to $46,200 during the three months ended June 30, 2009.  Prior to the inception of this lease agreement, the Company leased office space on a month-to-month basis at an amount of approximately $4,000 per month.

Rent expense was approximately $27,000, $17,000, $54,000, $38,000 and $286,000 for the three months ended June 30, 2009 and 2008, the six months ended June 30, 2009 and 2008 and the period from inception (January 18, 2005) through June 30, 2009, respectively.

Approximate future minimum annual lease payments are as follows:

Twelve Months Ended
June 30, (Unaudited)

2009	$110,700
2010	114,300
2011	28,800
$253,800

The Investor Relations Group
In late September 2008, the Company entered into a one year agreement with IRG for consulting services. The agreement provides for the Company issuing the equivalent of $300,000 of their common stock, which will be earned pro rata over the twelve month contract period.  Additionally, the Company is obligated to pay a maintenance fee of $10,000 per month.  In April 2009, the Company and IRG mutually agreed to defer the remaining term of the agreement to a later date. The Company has not issued any shares of common stock owed under this agreement.  However, in April 2009 the Board of Directors approved the issuance of 50,000 shares of common stock to IRG valued at $150,000 which approximates the pro rata number of shares earned through the date of the deferral. In May 2009, the Company issued 50,000 shares of common stock to two individuals on behalf of IRG.

Employment Agreement
Effective February 18, 2009, the Company entered into an employment agreement with its Chief Executive Officer (“CEO”).  Terms of the Agreement include: an annual salary of $300,000, $325,000 and $350,000 over its three year period; a signing bonus of $155,000; and as soon as practicable after the effective date, the Company shall grant to the CEO an option to purchase 3,000,000 shares of Company common stock at an exercise price of $2.00 per share.

Approximate future commitments under the agreement are as follows:

Twelve Months Ended
June 30, (Unaudited)

2009	$309,375
2010	334,375
2011	218,750
$862,500

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

In February 2009, the Company entered into a consulting agreement with Hanover Capital Corporation (“Hanover”). Terms of the agreement include an initial payment of $5,000 and $4,000 per month during the one year term of the agreement.  Per the agreement, the Company will issue Hanover a total of 450,000 restricted common shares.

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

Plan of Operation

We are a development-stage company located in New York. Since our formation, we have concentrated on developing our business strategy and obtaining financing. We expect that the primary components of our business will be:

•	The online magazine Honeymag.com

•	The social network Hivespot.com

•	Our database of approximately 3.9 million names in the 18-34 urban female demographic (the ÒHoney DatabaseÓ).

Honeymag.com and Hivespot.com are currently operating websites. We officially launched Honeymag.com and Hivespot.com on March 5, 2009.

To date, the Company has been focused on driving unique visitors (traffic) and impressions through organic and viral means to our sites.  This methodology of ramping in these categories will allow our sites to become viable advertising mediums in the second half of the year.

We plan to generate revenues through: (i) advertising sales from our online magazine and social network web sites; (ii) licensing of our database; and, (iii) direct marketing and sponsorships.

We anticipate that we will begin generating advertising revenues in the second half of 2009. We plan to sell advertising both through ad aggregators, and through direct sales, which generally provide for greater potential revenues. Our direct sales team has signed our first advertising client, which is Alberto Culver. We continue to have BET and GLAM Media retained as our ad aggregators. We anticipate that the available ad space on our site will be filled through these aggregators. The amount of revenue that will be generated through these initial ads, as well as future ads, will depend on the amount of traffic the site will generate.

To track this traffic on our integrated web properties we utilize Google Ad Works.  Google Ad Works calculates the total number of pages (impressions) that visitors viewed on our web properties.  To date, we have recorded the following monthly total impressions: April - 650,816; May - 782,648; June - 1,114,206.  These impressions have all been achieved through organic/viral means, which, at this point allow us to become a viable advertising medium for brands in the second half of 2009 as planned.

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

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations.  Comparative analysis of ratios of costs and expenses to revenues is not shown in the following narrative discussion as management believes such ratios to be uninformative due to the insignificant levels of revenues in each period.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)

Revenue	$108	$2,924	$3,580	$2,924

Costs and expenses
Product development	311,290	73,774	513,825	101,137
Selling and marketing	195,070	27,871	277,584	27,871
General and administrative	833,490	138,571	1,976,121	201,650
Interest income	(2,108)	--	(8,736)	--
Interest expense – related party	--	7,216	--	17,053
Interest expense	--	7,306	--	15,238

Net loss	$(1,337,634)	$(251,814)	$(2,755,214)	$(360,025)

Net loss per share – basic and diluted	$(0.04)	$(0.13)	$(0.09)	$(0.18)

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues for the three months ended June 30, 2009 were $108 compared to $2,924 for the three months ended June 30, 2008.   We generated minimal revenue from on-line advertising in 2009. Although the website Honeymag.com was not launched as our online magazine until March 5, 2009, ads were sold on a prior version of the Honeymag.com website (which had much less content than our online magazine and did not include a social network).

Product development expenses for the three months ended June 30, 2009 were $311,290, compared to $73,774 for the three months ended June 30, 2008 an increase of $237,516.  The increase is primarily attributable to increase payroll costs of $40,000, additional amortization expenses of $114,000 and licensing and network costs of $92,000. In the second quarter of 2009 we incurred additional payroll and other costs as we continued the process of implementing our strategic plan to generate revenues. In March 2009, we launched our online magazine and social network. In connection with the launch, we began amortizing the costs associated with our website and customer database.

Selling and marketing expense for the three months ended June 30, 2009 were $195,070, compared to $27,871 for the three months ended June 30, 2008, an increase of $167,199. Selling and marketing expenses consisted primarily of payroll and consultants.

General and administrative expenses for the three months ended June 30, 2009 were $833,490, compared to $138,571 for the three months ended June 30, 2008 an increase of $694,919. The increase is primarily attributable to payroll and related costs of $132,000, professional fees of $56,000, consulting fees of $109,000 and share based consulting fees of $22,000.

Interest expense and interest expense-related party amounted to $7,306 and $7,216, respectively in the three months ended June 30, 2008. There was no such outstanding debt in the comparative three month period in 2009.

As a result of the foregoing, the net loss for the three months ended June 30, 2009 was $1,337,634, compared to a net loss of $251,814 for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues for the six months ended June 30, 2009 were $3,580 compared to $2,924 for the six months ended June 30, 2008.   We generated minimal revenue from on-line advertising in fiscal 2009. Although the website Honeymag.com was not launched as our online magazine until March 5, 2009, ads were sold on a prior version of the Honeymag.com website (which had much less content than our online magazine and did not include a social network).

Product development expenses for the six months ended June 30, 2009 were $513,825, compared to $101,137 for the six months ended June 30, 2008 an increase of $412,688.  The increase is primarily attributable to increase payroll costs of $121,000, additional amortization expenses of $152,000 and licensing and network costs of $137,000. In the first half of 2009 we incurred additional payroll and other costs as we continued the process of implementing our strategic plan to generate revenues. In March 2009, we launched our online magazine and social network. In connection with the launch, we began amortizing the costs associated with our website and customer database

 Selling and marketing expense for the six months ended June 30, 2009 were $277,584, compared to $27,871 for the six months ended June 30, 2008 and increase of $249,713. Selling and marketing expenses is primarily attributable to increase payroll of $32,000, consultant expense of $150,000 (of which $122,500 is share based), advertising of $38,000 and marketing of $30,000.

General and administrative expenses for the six months ended June 30, 2009 were $1,976,121, compared to $201,650 for the six months ended June 30, 2008 an increase of $1,774,471. The increase is primarily attributable to increase payroll and related costs of $450,000, professional fees of $201,000, consulting fees of $222,000 and share based consulting fees of $634,000.

Interest expense and interest expense-related party amounted to $15,238 and $17,053, respectively in the six months ended June 30, 2008. There was no such outstanding debt in the six months ended June 30, 2009.

As a result of the foregoing, the net loss for the six months ended June 30, 2009 was $2,755,214, compared to a net loss of $360,025 for the six months ended June 30, 2008.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a net stockholders’ deficit accumulated during the development stage amounting to approximately $6,750,000 as of June 30, 2009.  There can be no assurance that the Company will be profitable in the future.  If the Company is not profitable and cannot obtain sufficient capital to fund operations, the Company may have to cease operations.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans with regards to this condition primarily include the continuance of executing upon our business plan.  In accordance with this plan, the Company has entered into advertising agreements with three Fortune 500 clients in the early part of the third quarter and we are currently negotiating additional agreements and we expect them to be executed during third and fourth quarters and beyond.  The Company anticipates that with the continued increase in traffic and impressions to our websites, that the Company will experience significant revenue growth throughout the remainder of the year and into 2010.  There can be no assurances that such revenues will reach planned amounts and to the extent they do not reach the planned amounts the Company will be required to raise additional capital to execute its strategy.

As of June 30, 2009, we have cash and cash equivalents available of approximately $2,607,000. We believe our cash and cash equivalents will meet our anticipated cash needs for the next twelve months. As of December 31, 2008, we had cash and cash equivalents of approximately $4,437,000.

During the six months ended June 30, 2009, we utilized approximately $1,838,000 in cash for operating activities, which was primarily a result of our net loss of approximately $2,755,000 as adjusted for depreciation and amortization of $199,000 and share based expenses of $757,000 in the six month period. Operations were the primary component of our reduction in cash and cash equivalents of $1,830,000 from December 31, 2008 to June 30, 2009.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The Company adopted SFAS No. 165 on a prospective basis effective April 1, 2009. The provisions of SFAS No. 165 provide guidance related to the accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or are available to be issued. The Company evaluated events between the end of the most recent quarter, June 30, 2009, and August 19, 2009, the date the consolidated financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The adoption of SFAS No. 168 will not have an impact on the consolidated financial statements.

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

Stock Based Compensation
The Company accounts for equity instrument issuance in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payments.  Such equity issuances encompass transactions in which the Company exchanges its equity instruments for services.

Equity instruments issued to non-employees are accounted for under Emerging Issues Task Force (EITF) Statement No. 96-18, Accounting for Equity Instruments that are issued to Other than Employees for acquiring or in conjunction with goods and services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act), as amended, is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Philmore Anderson, IV, the Company’s Chief Executive Officer and principal financial officer (CEO), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2009.  Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not completely effective due to a lack of internal resources to account for the completeness of transactions to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2009.  Based on that evaluation, our CEO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting

PART II

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

ITEM 1A - RISK FACTORS

No new risk factors have been identified.  Reference is made to "Item 1A - Risk Factors" contained in the Company's annual report on Form 10-K for the year ended December 31, 2008.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 6, 2009, the Company issued an aggregate of 66,668 shares to five employees and consultants of the Company for services. The shares were valued at $3.00 per share based on the price of the shares at the date of issuance. The issuance was made in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act for transactions not involving a public offering. The issuance did not involve any public offering. No advertising or general solicitation was employed in offering the securities. Transfer of the securities was restricted in accordance with the requirements of the Securities Act.

On June 15, 2009, the Company issued to Aurelian Investments, LLC (Aurelian), 50,000 shares of common stock, for consulting services, including with respect to the Company’s business operations and development of Excel spreadsheets depicting financial, revenue and competitive pricing models, provided pursuant to a consulting agreement between Sahara Media, Inc. and Aurelian Investments, with a term of 18 months commencing on the closing of the reverse acquisition on September 17, 2008 . The issuance was made in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act for transactions not involving a public offering. The issuance did not involve any public offering. The issuance was made to an accredited investor. No advertising or general solicitation was employed in offering the securities. Transfer of the securities was restricted in accordance with the requirements of the Securities Act.  The 50,000 shares issued to Aurelian Investments, LLC were valued at $1.25 per share based on the price of the shares at date of recapitalization. The Company recorded $62,500 as capital raise costs as an offset to additional paid in capital. The Company also issued to Aurelian five-year warrants to purchase 50,000 shares of its common stock at an exercise price of $1.50, pursuant to the consulting agreement.

The issuances were made in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act for transactions not involving a public offering. The issuance did not involve any public offering. No advertising or general solicitation was employed in offering the securities. Transfer of the securities was restricted in accordance with the requirements of the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification by Chief Executive Officer and principal financial officer pursuant to Sarbanes Oxley Section 302

32.1	Certification by Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAHARA MEDIA HOLDINGS, INC.

August 19, 2009	By:	/s/ Philmore Anderson IV
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)