Form 10-Q
period 2009-09-30
SAHARA MEDIA HOLDINGS, INC.
filed 2009-11-17
CIK 1131166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 13, 2009, there were 31,028,710 outstanding shares of the Registrant's Common Stock, $.003 par value.

SAHARA MEDIA HOLDINGS, INC.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (unaudited) and for the period from inception (January 18, 2005) through September 30, 2009 (unaudited)	4
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the nine months ended September 30, 2009 (unaudited) and for the period from inception (January 18, 2005) through September 30, 2009 (unaudited)	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited) and for the period from inception (January 18, 2005) through September 30, 2009 (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T. Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 5. Other Information	27
Item 6. Exhibits	28
SIGNATURES	29

SAHARA MEDIA HOLDINGS, INC.

PART I Financial Information

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Sahara Media Holdings, Inc.
(a development stage enterprise)
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,204,453	$4,437,465
Accounts receivable	8,750	-
Available-for-sale security	500,000	-
Prepaid expenses and other	71,574	44,988
Total current assets	1,784,777	4,482,453

Cash in escrow	-	40,000
Property and equipment, net	26,171	26,481
Intangible assets, net	3,129,556	3,424,425
Security deposits	46,200	37,200

Total assets	$4,986,704	$8,010,559

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$80,034	$134,228
Share liability	960,000	87,500
Total current liabilities	1,040,034	221,728

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock, $0.003 par value; 50,000,000 shares authorized;
31,028,710 and 30,812,042 shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	93,086	92,436
Additional paid-in capital	11,916,290	11,690,851
Deficit accumulated during the development stage	(8,062,706)	(3,994,456)
Total stockholders' equity	3,946,670	7,788,831

Total liabilities and stockholders' equity	$4,986,704	$8,010,559

See notes to consolidated financial statements

Sahara Media Holdings, Inc.
(a development stage enterprise)
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended		Period from inception (January 18, 2005) through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Revenue	$35,205	$5,259	$38,785	$8,183	$74,315

Costs and expenses:
Product development	321,886	63,635	835,711	164,772	1,491,305
Selling and marketing	69,790	15,090	347,374	42,961	597,324
General and administrative	966,614	582,067	2,942,735	783,717	5,881,169

Loss from operations	(1,323,085)	(655,533)	(4,087,035)	(983,267)	(7,895,483)

Interest income	10,049	-	18,785	-	43,393
Interest expense- related party	-	-	-	(17,053)	(96,735)
Interest expense	-	(75,651)	-	(90,889)	(113,881)

Net loss	$(1,313,036)	$(731,184)	$(4,068,250)	$(1,091,209)	$(8,062,706)

Basic and diluted loss per share	$(0.04)	$(0.04)	$(0.13)	$(0.15)

Weighted average common shares - basic and diluted	31,028,710	18,063,451	30,997,940	7,356,137

See notes to consolidated financial statements

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the Period from Date of Inception (January 18, 2005)
through September 30, 2009 (Unaudited)

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

See notes to consolidated financial statements

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the Period from Date of Inception (January 18, 2005)
through September 30, 2009 (Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Issuance of common stock to investors net of issuance costs
of $2,370,478 for private placement	6,526,159	19,578	5,768,310		5,787,888
Issuance of common stock as additional consideration for bridge loan	500,000	1,350	(1,350)		-
Issuance of common stock as additional consideration for
for private placement brokerage	3,000,000	9,000	(9,000)		-
Issuance of common stock to consultant for services	100,000	300	(300)		-
Issuance of common stock to consultant for services
related to private placement	50,000	150	(150)		-
Issuance of common stock as additional consideration
for legal services related to private placement	250,000	750	(750)		-
Issuance of common stock to investors net of issuance costs
of $242,897 for private placement	1,417,883	4,254	1,525,102		1,529,356
Stock based compensation for warrants issued to consultant	-	-	10,815		10,815

Net loss				(2,034,056)	(2,034,056)

Balance at December 31, 2008	30,812,042	92,436	11,690,851	(3,994,456)	7,788,831

Issuance of common stock to consultants for services accrued in
share liability	66,668	200	199,800		200,000
Issuance of common stock to consultants for services	100,000	300	(300)		-
Common stock issuable to consultants for services	50,000	150	(150)		-
Stock based compensation for warrants issued to consultants	-	-	26,089		26,089

Net loss				(4,068,250)	(4,068,250)

Balance at September 30, 2009 (Unaudited)	31,028,710	$93,086	$11,916,290	$(8,062,706)	$3,946,670

See notes to consolidated financial statements

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)

			Period from
			inception
			(January 18, 2005)
	Nine Months Ended		through
	September 30,		September 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(4,068,250)	$(1,091,209)	$(8,062,706)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	336,523	66,286	688,349
Stock-based consulting expense	26,089	-	36,904
Share liability	1,072,500	-	1,160,000
Amortization of debt discount	-	3,500	21,000
Issuance of stock as additional consideration for bridge loan	-	62,500	62,500
Changes in assets and liabilities:
Accounts receivable	(8,750)	2,347	(8,750)
Prepaid expenses and other	(26,586)	(13,500)	(71,574)
Security deposits	(9,000)	-	(46,200)
Accounts payable and accrued expenses	(54,194)	124,190	216,612
Accrued expenses, related parties	-	50,804	235,193
Accrued salary, related parties	-	75,000	525,000
Subscription liability	-	-	406,000

Net cash used in operating activities	(2,731,668)	(720,082)	(4,837,672)

Cash flows from investing activities:
Acquisition of trademark intangibles	-	-	(618,673)
Capitalization of website development costs	(37,220)	(400,000)	(587,220)
Acquisition of intangible assets - related party	-	(825,000)	(825,000)
Acquisition of property and equipment	(4,124)	-	(31,933)
Purchase of investment	(500,000)	-	(500,000)
Cash in escrow	40,000	(1,728,028)	-

Net cash used in investing activities	(501,344)	(2,953,028)	(2,562,826)

Cash flows from financing activities:
Payment made to restricted cash	(500,311)	-	(500,311)
Proceeds from restricted cash	500,311	-	500,311
Issuance of common stock, net of issuance costs	-	5,917,785	7,686,886
Stock subscription liability	-	1,670,000	-
Notes payable, related parties	-	13,553	601,734
Notes payable	-	34,338	316,331

Net cash provided by financing activities	-	7,635,676	8,604,951

Net (decrease) increase in cash and cash equivalents	(3,233,012)	3,962,566	1,204,453

Cash and cash equivalents, beginning of period	4,437,465	1,530	-

Cash and cash equivalents, end of period	$1,204,453	$3,964,096	$1,204,453

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See notes to consolidated financial statements

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)

			Period from
			inception
			(January 18, 2005)
	Nine Months Ended		through
	September 30,		September 30,
	2009	2008	2009

Supplemental disclosures of cash flow information:

Noncash Investing Activities

Issuance of common shares to acquire intangible asset	$-	$-	$1,781,250

Noncash Financing Activities

Issuance of common shares to settle:
Share liability	$200,000	$-	$200,000
Notes payable and accrued interest, related parties	-	601,734	601,734
Note payable and accrued interest	-	337,331	337,331
Advances, accrued expenses and other, related party	-	1,156,660	1,156,660
Accounts payable and accrued expenses	-	181,323	181,323
	$200,000	$2,277,048	$2,477,048

See notes to consolidated financial statements

Sahara Media Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Nine Months ended September 30, 2009 and 2008
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

Sahara Media Holdings, Inc. is the parent company of Sahara Media, Inc., a Delaware corporation formed in January 2005 (“Sahara”), which is a development-stage company located in New York City. Since its formation, Sahara has concentrated on the development of its business strategy. Until March 2004, Vanguarde Media, an entity not affiliated with Sahara, published Honey Magazine, a publication aimed at the 18-34 urban female demographic. As a result of financial difficulties of Vanguarde Media, Honey Magazine ceased publishing.  Vanguarde Media filed for bankruptcy and in February 2005 Sahara through the bankruptcy proceedings purchased the “Honey” trademark for the class of paper goods and printed matter. Sahara launched Honey as an online magazine and social network targeting the 18-34 urban female demographic in March 2009.  The Company expects that the primary components of the business will be:

●	The online magazine Honeymag.com
●	The social network Hivespot.com
●	A database of names in the 18-34 urban female demographic (the “Honey Database")

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of September 30, 2009 and the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008 and consolidated cash flows for the nine months ended September 30, 2009 and 2008 and the period from inception (January 18, 2005) through September 30, 2009. Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the consolidated financial statements of the Company contained in its Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a deficit accumulated during the development stage amounting to approximately $8,063,000 as of September 30, 2009.  There can be no assurance that the Company will be profitable in the future.  If the Company is not profitable and cannot obtain sufficient capital to fund operations, the Company may have to cease operations.   These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan with regards to this condition primarily includes the continuance of executing upon its business plan.  In accordance with this plan, the Company has entered into advertising agreements with three Fortune 500 clients in the early part of the third quarter and is currently negotiating additional agreements which are expected to be executed during the fourth quarter and beyond.  The Company anticipates that with the continued increase in traffic and impressions to its websites, that the Company will experience revenue growth beginning in 2010.  There can be no assurance that such revenues will reach planned amounts or that the Company will be able to raise additional capital to execute its strategy.

3.	Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sahara Media, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Income Taxes
The Company accounts for income taxes using the asset and liability method.  Deferred taxes are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Loss Per Share
Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods.  The dilutive effect of the outstanding stock warrants is computed using the treasury stock method for the three and nine month periods ended September 30, 2009 and 2008.  Diluted loss per share does not include the effect of 10,394,034 and 9,076,159 warrants respectively, as their effect would be anti dilutive.

Stock Based Compensation
The Company accounts for equity instrument issuances to employees and non-employees in accordance with Accounting Standards Codification ("ASC") Topic No. 718 "Compensation - Stock Compensation" and No. 505-50 "Equity Based Payments to Non-Employees".  Such equity issuances encompass transactions in which the Company exchanges its equity instruments for goods and services.

Fair Value of Financial Instruments
The Company measures certain financial and nonfinancial assets and liabilities in accordance with ASC Topic No. 820 “Fair Value Measurements and Disclosures” [see Note 14].

Investments
The Company accounts for its investment, consisting entirely of a fixed income security, as an available-for-sale security. The difference between cost and fair value, representing unrealized holding gains or losses, net of the related tax effect, if any, is recorded, until realized, as a separate component of stockholders’ equity.

Additional accounting policies followed by the Company are set forth in Note 2 to the Company’s audited consolidated financial statements included in Form 10-K for the year ended December 31, 2008.

4.	Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued U.S. GAAP in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to U.S. GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).

The Company adopted the provisions of ASC Topic No. 855, “Subsequent Events” (“ASC 855”), on a prospective basis.  The provisions of ASC 855 provide guidance related to the accounting for the disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued.  The Company evaluated events occurring between the end of the most recent quarter ended September 30, 2009 and November 17, 2009, the date the consolidated financial statements were issued.

5.	Prepaid Expenses

In August 2009, the Company made an advance to an unrelated party of $35,000.The advance is non-interest bearing until the maturity date, which is November 15, 2009.This advance was made in connection with the Company’s receipt of free services for the use of the unrelated party's facilities. The Company accounted for the substance of this transaction as a cash for services event. As of September 30, 2009, $21,250 has been recorded as a prepaid expense which will be offset against future services, rendered to the Company.

6.	Intangible Assets

	September 30,	December 31,
	2009	2008
	(Unaudited)

Magazine trademark	$618,673	$618,673
List database	2,606,250	2,606,250
Website development costs	587,220	550,000
Total intangible assets	3,812,143	3,774,923
Less: accumulated amortization	682,587	350,498
Intangibles, net	$3,129,556	$3,424,425

The list database and Website were placed in service in March 2009 and the Company began amortizing these costs over their estimated seven year lives at that time. Amortization expense for the three months ended September 30, 2009 and 2008, the nine months ended September 30, 2009 and 2008 and for the period from inception (January 18, 2005) through September 30, 2009 amounted to approximately $136,000, $22,000, $332,000, $66,000 and $683,000, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

Twelve Months Ended
September 30, (Unaudited)
2010	$545,000
2011	545,000
2012	481,000
2013	456,000
2014	456,000
Thereafter	647,000
$3,130,000

7.	Property and Equipment

	September 30,	December 31,
	2009	2008
	(Unaudited)

Office furniture and equipment	$31,933	$27,809
Less accumulated depreciation	5,762	1,328

Property and equipment, net	$26,171	$26,481

Depreciation expense for the three months ended September 30, 2009 and 2008, the nine months ended September 30, 2009 and 2008 and for the period from inception (January 18, 2005) through September 30, 2009 amounted to $1,607, $-0-, $4,434, $-0- and $5,762, respectively.

8.	Available-for-Sale Security

In August 2009, the Company purchased a corporate bond with a face amount of $500,000, at par, and has classified this investment as an available-for–sale security, which matures in August 2024.  Interest will accrue on the bond in the first year at a rate of 12% per annum and in years two to maturity, subject to the financial institution’s redemption right, at a  variable rate per annum equal to six times the difference, if any, between the 30-Year Constant Maturity Swap (“30CMS”) and the 2-Year Constant Maturity Swap Rate (“2CMS”) for the related quarterly interest payment period; subject to the maximum interest rate of 25% per annum and a minimum interest rate of 0% per annum.  As of September 30, 2009, this variable rate approximated 2.5% per annum.

The bond provides the opportunity to receive an above-market interest rate in the first year; however, the bond will not accrue any interest in any interest payment period from the second year to maturity if the CMS reference index level is equal to or less than 0%.  The financial institution has the right to redeem the bond beginning on August 6, 2010 and quarterly thereafter.  All payments on this security, including the repayment of principal, are subject to the credit risk of the financial institution.

This security is subject to various risks not typically found with ordinary floating rate notes, including fluctuations in the 30CMS and 2CMS, fluctuations in the index, and other events that are difficult to predict and beyond the issuer’s control.

As of September 30, 2009, the cost and estimated market value of this security was $500,000; therefore, no unrealized gain or loss has been recorded during the three and nine months ended September 30, 2009.

9.	Line of Credit

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

10.	Stockholders’ Equity

Overview
The Company’s Certificate of Incorporation originally authorized the issuance of 1,500,000 shares of common stock, no par value. On January 12, 2007, the authorized shares of common stock were increased to 10,000,000. On June 18, 2008, the total number of authorized shares was increased to 50,000,000 shares of common stock having a par value of $0.003 per share.

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

On September 17, 2008, Mac Filmworks, Inc. (formerly “MFI”, now known as Sahara Media Holdings, Inc.) (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sahara Media Acquisitions, Inc. a Delaware corporation.  Pursuant to the Merger Agreement, Sahara Media Acquisitions, Inc. merged into Sahara Media, Inc.  ("Sahara") such that Sahara Media Inc., became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company  issued 18,150,000 shares of their common stock to the shareholders of Sahara (the “Acquisition Shares”) (subject to the placement of 5,000,000 Acquisition Shares in escrow pursuant to the Escrow Agreement (defined below)), representing approximately 58.9% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger and the Private Placement (defined below), and the outstanding shares of common stock of Sahara were transferred to the Company and cancelled.

In connection with the Merger, the Company entered into a series of identical subscription agreements (the “Subscription Agreements”) with accredited investors (the “Investors”), pursuant to which, concurrent with the closing of the Merger on the Closing Date, the Company issued and sold units, with each unit consisting of 100,000 shares of common stock and five-year warrants to purchase 100,000 shares of common stock with an exercise price of $2.50 per share, for a purchase price of $125,000 per unit (the “Private Placement”). Pursuant to the Private Placement, the Company issued and sold to the Investors an aggregate of 6,526,159 shares of common stock (the “Common Shares”) and five-year warrants to purchase 6,526,159 shares of common stock (the “Investor Warrants”), for an aggregate purchase price of $8,158,366. The Investor Warrants may not be exercised to the extent such exercise would cause the holder of the warrant, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company's then outstanding shares of common stock following such exercise. Pursuant to the Subscription Agreements, the Company filed a registration statement registering the Common Shares and the shares of common stock underlying the Investor Warrants, subject to the SEC’s declaration of effectiveness. The SEC declared the registration statement effective on September 22, 2009.

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

On January 7, 2006, Sahara issued to a consultant, 30,000 shares in settlement for services rendered.

On June 15, 2008, Sahara issued 100,000 common shares to an investor at $.50 per share for $50,000.

On June 10, 2008, Sahara issued common shares, as follows:

•	19,610 shares, valued at $1.00 per share, to settle $19,610 note payable, including accrued interest of $1,610.
•	724,000 shares, valued at $0.02 per share, to settle accrued interest payable of $12,000. In connection with this transaction, 164,800 previously issued shares were cancelled.
•	480,000 shares, valued at $0.05 per share, to settle $25,787 of accrued consulting fees. In addition, warrants for a 5% per-money interest in the Company were cancelled.
•	27,000 shares, valued at $0.93 per share, to settle note payable of $25,000.
•	452,000 shares, valued at $0.31 per share, to a director, a related party, to settle a note payable of $139,242 including accrued interest of $14,242.
•	100,000 shares, valued at $5.25 per share, to the founder and chief executive officer, a related party, in exchange for $525,000 of accrued salary.
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

The Company recorded $-0-, $75,651, $-0-, $107,942 and $210,616 of interest expense for the three months ended September 30, 2009 and 2008 the nine months ended September 30, 2009 and 2008, and the period from inception (January 18, 2005) through September 30, 2009, respectively.

           BPA Associates, LLC

On September 17, 2008, pursuant to a Purchase Agreement dated July 1, 2008, between Sahara and BPA Associates LLC (“BPA”) a related party, the Company issued 1,425,000 common shares, valued at $1.25 per share, to BPA, as additional consideration for the purchase of their database. The Company’s consideration for this purchase is as follows: $50,000 in cash which was paid on July 1, 2008 in consideration of BPA pledging the database in connection with the sale by the Company of a $500,000 debenture to an Investor, $775,000 in cash and 1,425,000 common shares on consummation of the reorganization.

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

Shares issued to investors in the private placement

In September 2008, the Company issued 6,526,159 shares of common stock and five-year warrants to purchase 6,526,159 shares of common stock with an exercise price of $2.50 per share in a private placement for an aggregate amount of $8,158,366.  The Company recorded $19,578 to the par value of the common shares and $5,768,310, net of $2,370,478 in placement costs, to additional paid-in capital.  The raise costs were allocated as follows: John Thomas Financial (“JTF”) $65,000, MFI $25,000, Aubrey Consultants for a finders fee $20,000, JTF for legal fees of $13,000, placement legal fees of $187,000, JTF 10%  fee of $992,996, JTF non-accountable expenses of $67,482, JTF success fee of $400,000, JTF finders fee of $200,000 and JTF for indemnification fee of  $400,000.

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

(d)
In the event that the Company’s social networking site Hivespot.com has at least 200,000 registered users on September 30, 2009 (the “Fourth Performance Threshold”), 20% of the Escrow Shares will be released to Sahara Escrow Shareholders. The Fourth Performance Threshold has not been met and 20% of the Escrow Shares will be returned to the Company for cancellation.

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

Marathon Advisors

On September 17, 2008, the Company issued 100,000 common shares, valued at $1.25 per share, and five-year warrants, to purchase 300,000 common shares with a fair value of $263,054 at an exercise price of $1.10, to Marathon Advisors (“Marathon”), to complete the equity financing.  The warrants are exercisable on a cashless basis. The warrants vest over a three year period on the anniversary of the issuance date and are recognized pro-rata over the vesting period, as required for nonemployees.

The Company recorded $128,017 as a capital raising cost as an offset to additional paid-in capital.

Effective December 31, 2008, the contract with Marathon was terminated.  Per the termination agreement, 200,000 of the original warrants were cancelled.  The Company recorded approximately $26,000 of equity based compensation for the nine months ended September 30, 2009, relating to the remaining 100,000 warrants.

Aurelian Investments, LLC

In connection with a consulting agreement (the “Agreement”) entered into with Aurelian Investments, LLC (“Aurelian”) on August 13, 2008, the Company was required to issue a total of 200,000 common shares and five-year warrants to purchase 200,000 common shares with an exercise price of $1.50 per share for services rendered by Aurelian in connection with the Recapitalization that was consummated on September 17, 2008 (the “Recapitalization”).  Fifty thousand of the 200,000 common shares were issued on September 17, 2008 (date of Recapitalization) and such shares were properly reflected in the financial statements since that time at a $1.25 per share.  An additional 100,000 shares and warrants to purchase 100,000 shares of common stock were issued through the quarter ended September 30, 2009.

The value ascribed to the 100,000 common shares issued through the quarter ended September 30, 2009 and the remaining 50,000 common shares still due the consultant is based on the stock price as of the date of the Recapitalization ($1.25). The total value of such shares amounts to $187,500.  The value ascribed to the warrants is based upon the Black-Scholes Option Pricing Model.  The weighted average assumptions were based upon data as of September 17, 2008: volatility 94.8%, dividend yield 0%, risk free interest rate 2.52%, and an expected life of 5 years.  The fair value of the warrants at the date of the Recapitalization was $174,000.  The balance of the shares and warrants to purchase shares are scheduled to be issued subsequent to September 30, 2009, and have been recorded as a component of stockholders’ equity.

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

Additional  Issuances

 In April 2009, the Board of Directors approved, and on May 6, 2009, the Company issued, 50,000 shares of common stock, valued at $150,000, to two individuals on behalf of Investor Relations Group (“IRG”).

 In April 2009, the Board of Directors approved, and on May 6, 2009, the Company issued 16,668 shares of common stock, valued at $50,000, to third parties for services rendered to the Company.

Warrant issuances

Warrants issued to promissory note holders

In 2006, the Company issued warrants to certain holders of promissory notes at various dates that entitle them to purchase common shares of the Company.  All warrants granted vested immediately.  The fair value of the warrants is estimated using the intrinsic value method.  The fair value of the common stock related to these warrant issuances approximated $0.02 as determined based on services rendered by a consultant in the amount of $4,000 in exchange for 200,000 warrants in 2006.  The Company has ascribed a value of approximately $9,000 to these warrants.  These warrants were cancelled in 2008.

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

Warrant activity for non-employees during the period of inception (January 18, 2005) through September 30, 2009 is as follows:

			Weighted
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Warrant	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term (Years)	Value
Granted during 2006	200,000	$0.01
Balance at December 31, 2006	200,000	$0.01
Granted during 2007	--	--
Balance at December 31, 2007	200,000	$0.01
Granted during 2008	10,494,034	$2.23
Exercised during 2008	--	$--
Forfeited/cancelled during 2008	(400,000)	$0.75
Outstanding, December 31, 2008	10,294,034	$2.25
Granted through September 30, 2009 (Unaudited)	100,000	$1.50
Outstanding, September 30, 2009 (Unaudited)	10,394,034	$2.24	4.01	10,485,526
Exercisable shares, September 30, 2009 (Unaudited)	10,327,367	$2.25	3.78	10,342,191

		Weighted
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Granted during 2006 (none granted during 2007)	200,000	$0.02
Non-vested December 31, 2007 and 2006	200,000	$0.02
Granted during 2008	10,494,034	$0.79
Vested during 2008	(10,194,034)	$0.79
Forfeited during 2008	(400,000)	$0.12
Non-vested, December 31, 2008	100,000	$0.22
Granted through September 30, 2009 (Unaudited)	100,000	$0.87
Vested through September 30, 2009 (Unaudited)	(133,333)	$0.71
Non-vested, September 30, 2009 (Unaudited)	66,667	$0.22

Equity Compensation Plan

In January 1998, the Company’s board of directors approved a stock option plan under which 16,667 shares of common stock have been reserved for issuance.  The following table shows information with respect to the stock options available under the equity compensation plan under which the Company’s common stock is authorized for issuance as of September 30, 2009:

Balance at December 31, 2006	--
Granted during 2007	--
Balance at December 31, 2007	--
Granted during December 2008	--
Balance at December 31, 2008	--
Granted through September 30, 2009 (Unaudited)	--
Outstanding, September 30, 2009 (Unaudited)	--
Available for issuance – September 30, 2009 (Unaudited)	16,667

           Share Liability

In February 2009, the Company entered into a four-month agreement for consulting services. The agreement, in addition to cash compensation of $31,950, provides for the Company issuing 20,000 shares of its common stock valued at $60,000 to the consultant. The Company recorded an amount of $60,000 as share liability at September 30, 2009, which represents the value of the pro rata shares earned per the contract.  As of September 30, 2009, there have been no shares issued under the agreement.  The Company recognized $0 and $60,000 of stock-based compensation for the three and nine months ended September 30, 2009, respectively.

In February 2009, the Company entered into a consulting agreement with Hanover Capital Corporation (“Hanover”). Per the agreement, the Company will issue Hanover a total of 450,000 restricted common shares valued at $3.00 per share ($1,350,000) on a pro rata basis over a period of six months during the term of the agreement.  The shares of stock are expected to be granted by December 2009. As of September 30, 2009, the Company has recorded a liability of $900,000 relating to the common stock required to be issued under this agreement.  The Company recognized $337,500 and $900,000 of stock-based compensation for the three and nine months ended September 30, 2009, respectively.

11.	Income Taxes

The Company has provided a valuation allowance for the full amount of its net deferred tax assets because the Company has determined that it is more likely than not that they will not be realized.

As of December 31, 2008, the Company has federal and state net operating loss carryforwards of approximately $2,720,000 and $2,707,000, respectively, available to reduce future taxable income and which expire at various dates through 2028.

Under the provisions of Section 382 of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carry forwards which can be used in future years.

	September 30, 2009	December 31, 2008
	(Unaudited)

Net operating loss carryforwards	$2,427,000	$1,184,000
Amortization of intangible assets	192,000	62,000
Share-base payments	494,000	--
Net deferred tax assets	3,113,000	1,246,000
Valuation allowance	(3,113,000)	(1,246,000)
Net deferred tax assets	$--	$--

The valuation allowance increased by approximately $1,867,000, $903,000 and $3,113,000 during the nine months ended September 30, 2009, the year ended December 31, 2008 and the period from inception (January 18, 2005) through September 30, 2009, respectively.

12.	Related Party Transactions

          Notes payable, Related Party – Interest Expense
There were no related party notes payable as of September 30, 2009 or December 31, 2008. The Company recorded related party interest expense of $-0-, $17,053 and $96,735 for the nine months ended September 30, 2009 and 2008, and the period from inception (January 18, 2005) through September 30, 2009, respectively.

Services Arrangement
The Company has an arrangement with AG Unlimited International LLC ("AG"), whereby AG manages all licensing agreements on behalf of Sahara. The principal of AG became the spouse of the Company's CEO, during the quarter ended September 30, 2009. Expenses incurred in connection with services provided by AG amounted to $30,000, $90,000, and $120,000 for the three and nine months ended September 30, 2009 and for the period from inception (January 18, 2005) through September 30, 2009, respectively. (See note 15.)

13.	Commitments and Contingencies

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

Rent expense was approximately $27,000, $12,000, $81,000, $50,000 and $313,000 for the three months ended September 30, 2009 and 2008, the nine months ended September 30, 2009 and 2008 and the period from inception (January 18, 2005) through September 30, 2009, respectively.

Approximate future minimum annual lease payments are as follows:

Twelve Months Ended
September 30, (Unaudited)

2010	111,600
2011	115,200
$226,800

The Investor Relations Group
In late September 2008, the Company entered into a one year agreement with IRG for consulting services. The agreement provides for the Company issuing the equivalent of $300,000 of their common stock, which will be earned pro rata over the twelve month contract period.  Additionally, the Company is obligated to pay a maintenance fee of $10,000 per month.  In April 2009, the Company and IRG mutually agreed to defer the remaining term of the agreement to a later date. In April 2009 the Board of Directors approved the issuance of 50,000 shares of common stock to IRG valued at $150,000 which approximates the pro rata number of shares earned through the date of the deferral and in May 2009, the Company issued the 50,000 shares of common stock to two individuals on behalf of IRG. The Company currently does not have plans to reinstitute the remaining term of the agreement.

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

Approximate future commitments under the agreement are as follows:

Twelve Months Ended
September 30, (Unaudited)

2010	$316,000
2011	341,000
2012	131,000
$788,000

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

14.	Fair Value Measurements

The Company measures certain financial and nonfinancial assets and liabilities at fair value using inputs that are observable or unobservable.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Pursuant to this hierarchy, the Company uses observable market data, when available, and minimizes the use of unobservable inputs when determining fair value.

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for major categories of the Company’s financial assets measured at fair value on a recurring basis:

	September 30, 2009				December 31, 2008
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Available-for-Sale-security	$500,000	$--	$--	$500,000	$--	$--	$--	$--

(b) Fair Value Measurements of Other Financial Instruments

With regard to the Company’s financial instruments that are not required to be carried at fair value, carrying amounts for accounts receivable, note receivable and other receivables approximate fair value due to their short maturities.

15.	Subsequent Events

On November 1, 2009, the Company entered into a formal agreement with AG for the management of licensing agreements. The entity providing these services is owned by the spouse of the Company's Chief Executive Officer. The terms of the contract provide a monthly fee $10,000 until the contract is canceled by either party, as well as the issuance of 100,000 shares of the Company's common stock to be issued in blocks of 25,000 shares in December 2009, March 2010, June 2010, and September 2010. Such shares are non-forfeitable.

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

Plan of Operation

We are a development-stage company located in New York. Since our formation, we have concentrated on developing our business strategy and obtaining financing. We expect that the primary components of our business will be:

•	The online magazine Honeymag.com

•	The social network Hivespot.com

•	Our database of names in the 18-34 urban female demographic (the "Honey Database").

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

We anticipate that we will begin generating advertising revenues during the last quarter of 2009 and the first half of 2010. We plan to sell advertising through our direct sales ad team.  Our direct sales ad team has signed our first advertising client, which is Alberto Culver. We have discontinued our ad aggregator agreements with BET and GLAM Media due to the fact we have the ability to sell higher margin ads utilizing our in-house ad team.  We anticipate that the available ad space on our site will be filled through our internal ad team going forward.  The amount of revenue that will be generated through these initial ads, as well as future ads, will depend on the amount of traffic the site will generate.

To track this traffic on our integrated web properties we utilize Google Ad Works.  Google Ad Works calculates the total number of pages (impressions) that visitors viewed on our web properties.  To date, we have recorded the following monthly total impressions: April - 650,816; May - 782,648; June - 1,114,206; July - 1,729,823; August - 1,888,048; September - 1,802,203.  These impressions have all been achieved through organic/viral means, which, at this point allow us to become a viable advertising medium for brands in the last quarter of 2009 as planned.

The U.S. economy is currently experiencing a contraction and it is possible that we may see further economic deterioration in the immediate future. We expect that much of our revenues will be derived from fees paid by advertisers in connection with the display of ads on web pages, including from companies whose success is dependent upon consumers' willingness to spend money on entertainment and other discretionary items. Weakening economic conditions or outlook could reduce the consumption of discretionary products and services and, thus, reduce advertising for such products and services. This may adversely affect our ad revenue, which would adversely affect our business and financial results.

Results of Operations

Since inception, we have generated de minimis revenue from advertising and the licensing of our database.  In the same period, we have incurred expenses related to securing the “Honey” Brand trademarks, funding the development and initial execution of a business plan, and raising capital.

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations.  Comparative analysis of ratios of costs and expenses to revenues is not shown in the following narrative discussion as management believes such ratios to be uninformative due to the insignificant levels of revenues in each period.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)

Revenue	$35,205	$5,259	$38,785	$8,183

Costs and expenses
Product development	321,886	63,635	835,711	164,772
Selling and marketing	69,790	15,090	347,374	42,961
General and administrative	966,614	582,067	2,942,735	783,717

Loss from operations	(1,323,085)	(655,533)	(4,087,035)	(983,267)

Interest income	10,049	--	18,785	--
Interest expense – related party	--	--	--	(17,053)
Interest expense	--	(75,651)	--	(90,889)

Net loss	$(1,313,036)	$(731,184)	$(4,068,250)	$(1,091,209)

Basic and diluted loss per share	$(0.04)	$(0.04)	$(0.13)	$(0.15)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues for the three months ended September 30, 2009 were $35,205 compared to $5,259 for the three months ended September 30, 2008.   Although we generated minimal revenue from on-line advertising in 2009, we did recognize sponsorship revenue in the amount of $35,000 in the third quarter of 2009. The website Honeymag.com was not launched as our online magazine until March 5, 2009, however, ads were sold on a prior version of the Honeymag.com website (which had much less content than our online magazine and did not include a social network).

Product development expenses for the three months ended September 30, 2009 were $321,886, compared to $63,635 for the three months ended September 30, 2008 an increase of $258,251.  The increase is primarily attributable to increased payroll costs of $81,000, additional amortization expenses of $114,000 and licensing and network costs of $59,000. In the third quarter of 2009 we incurred additional payroll and other costs as we continued the process of implementing our strategic plan to generate revenues. In March 2009, we launched our online magazine and social network. In connection with the launch, we began amortizing the costs associated with our website and customer database.

Selling and marketing expense for the three months ended September 30, 2009 were $69,790, compared to $15,090 for the three months ended September 30, 2008, an increase of $54,700. Selling and marketing expenses consisted primarily of payroll and consulting fees.

General and administrative expenses for the three months ended September 30, 2009 were $966,614, compared to $582,067 for the three months ended September 30, 2008 an increase of $384,547. The increase is primarily attributable to payroll and related costs of $100,000 and share based consulting fees of $342,000, offset by a reduction in professional fees of $120,000, which in 2008 were related to the company’s reorganization and related registration statement.

Interest expense amounted to $75,651 in the three months ended September 30, 2008. There was no such outstanding debt in the comparative three month period in 2009.

As a result of the foregoing, the net loss for the three months ended September 30, 2009 was $1,313,036, compared to a net loss of $731,184 for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues for the nine months ended September 30, 2009 were $38,785 compared to $8,183 for the nine months ended September 30, 2008.  Although we generated minimal revenue from on-line advertising in 2009, we did recognize sponsorship revenue in the amount of $35,000 in the third quarter of 2009. The website Honeymag.com was not launched as our online magazine until March 5, 2009, however, ads were sold on a prior version of the Honeymag.com website (which had much less content than our online magazine and did not include a social network).

Product development expenses for the nine months ended September 30, 2009 were $835,711, compared to $164,772 for the nine months ended September 30, 2008 an increase of $670,939.  The increase is primarily attributable to increased payroll costs of $228,000, additional amortization expenses of $266,000 and licensing and network costs of $171,000. In the first nine months of 2009 we incurred additional payroll and other costs as we continued the process of implementing our strategic plan to generate revenues. In March 2009, we launched our online magazine and social network. In connection with the launch, we began amortizing the costs associated with our website and customer database

Selling and marketing expense for the nine months ended September 30, 2009 were $347,374, compared to $42,961 for the nine months ended September 30, 2008 and increase of $304,413. Selling and marketing expenses is primarily attributable to increased payroll of $57,000, consulting fees of $151,000 (of which $122,500 is share based), advertising of $47,000 and marketing of $50,000.

General and administrative expenses for the nine months ended September 30, 2009 were $2,942,735, compared to $783,717 for the nine months ended September 30, 2008 an increase of $2,159,018. The increase is primarily attributable to increased payroll and related costs of $553,000, professional fees of $88,000, business development of $283,000, editing and creative expenses of $76,000 and share based consulting fees of $976,000.

Interest expense and interest expense-related party amounted to $90,889 and $17,053, respectively in the nine months ended September 30, 2008. There was no outstanding debt in the nine months ended September 30, 2009.

As a result of the foregoing, the net loss for the nine months ended September 30, 2009 was $4,068,250, compared to a net loss of $1,091,209 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a deficit accumulated during the development stage amounting to approximately $8,063,000 as of September 30, 2009.  There can be no assurance that the Company will be profitable in the future.  If the Company is not profitable and cannot obtain sufficient capital to fund operations, the Company may have to cease operations.   These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans with regards to this condition primarily include the continuance of executing upon our business plan.  In accordance with this plan, the Company has entered into advertising agreements with three Fortune 500 clients in the early part of the third quarter and we are currently negotiating additional agreements and we expect them to be executed during the fourth quarter and beyond.  The Company anticipates that with the continued increase in traffic and impressions to our websites, that the Company will experience revenue growth in 2010.  Additionally, the Company plans to raise capital through the issuance of equity and/or debt instruments for working capital purposes. There can be no assurance that such revenues will reach planned amounts or that the Company will be successful in securing equity or debt financing.

As of September 30, 2009, we have cash and cash equivalents available of approximately $1,204,000 and an available-for-sale investment of $500,000. The investment, which is a corporate debt instrument which matures in August 2024, accrues interest at the rate of 12% in its initial year. However, beginning in year 2 through the date of maturity, the rate of interest is variable as defined in the debt agreement, and as a result the investment is subject to various risks that are difficult to predict and beyond our control. As of December 31, 2008, we had cash and cash equivalents of approximately $4,437,000.

During the nine months ended September 30, 2009, we utilized approximately $2,732,000 in cash for operating activities, which was primarily a result of our net loss of approximately $4,068,000 as adjusted for depreciation and amortization of $337,000 and share based expenses of $1,099,000 in the nine month period. In addition in the third quarter of 2009 we invested $500,000 in a corporate debt instrument. (see above). Operations and the cash used for the investment purchase were the primary components of our reduction in cash and cash equivalents of approximately $3,233,000 from December 31, 2008 to September 30, 2009.

We expect that we will need to raise additional capital to execute our business plan. Our cash and cash equivalents on hand at September 30, 2009 will not be sufficient to fund our operations at their current level for the next twelve months.  There can be no assurance that our cost estimates are accurate, that anticipated revenues will materialize, or that we will be successful in securing equity or debt financing to meet our need for working capital. There can be no assurance, in light of the current economic crisis, that such financing, if and when needed, will be available in amounts or on terms acceptable to us, or at all.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued U.S. GAAP in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to U.S. GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).

The Company adopted the provisions of ASC Topic No. 855, “Subsequent Events” (“ASC 855”), on a prospective basis.  The provisions of ASC 855 provide guidance related to the accounting for the disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued.  The Company evaluated events occurring between the end of the most recent quarter ended September 30, 2009 and November 17, 2009, the date the consolidated financial statements were issued.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP.  The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  Though we evaluate our estimates and assumptions on an ongoing basis, our actual results may differ from these estimates.

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

Stock Based Compensation

The Company accounts for equity instrument issuances to employees and non-employees in accordance with Accounting Standards Codification ("ASC") Topic No. 718 "Compensation - Stock Compensation" and ASC Topic No. 505-50 "Equity Based Payments to Non-Employees".  Such equity issuances encompass transactions in which the Company exchanges its equity instruments for goods and services.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our corporate debt investment.  At September 30, 2009, this was at a fixed rate for an initial period.  Fixed rate financial instruments may have their value adversely impacted due to rising interest rates.  Thus, our future investment income may fall short of expectations or the fair value of the investment may be adversely affected due to changes in interest rates.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Philmore Anderson, IV, the Company’s Chief Executive Officer and principal financial officer ("CEO"), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2009.  Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective due to a lack of internal resources to account for the completeness of transactions to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2009.  Based on that evaluation, our CEO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 17, 2009, the Company issued to Aurelian Investments, LLC ("Aurelian"), warrants to purchase 50,000 shares of common stock at an exercise price of $1.50, for consulting services, including with respect to the Company's business operations and development of Excel spreadsheets depicting financial, revenue and competitive pricing models, provided pursuant to a consulting agreement between Sahara Media, Inc. and Aurelian Investments, with a term of 18 months commencing on the closing of the reverse acquisition on September 17, 2008.  The issuance was made in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act for transactions not involving a public offering.  The issuance did not involve any public offering.  The issuance was made to an accredited investor.  No advertising or general solicitation was employed in offering the securities.  Transfer of the securities was restricted in accordance with the requirements of the Securities Act.

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

SAHARA MEDIA HOLDINGS, INC.

Date: November 17, 2009	By:	/s/ Philmore Anderson IV
Name: Philmore Anderson IV
Title: Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)