Form 10-K
period 2009-12-31
SAHARA MEDIA HOLDINGS, INC.
filed 2010-04-16
CIK 1131166

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
___________________________

FORM 10-K

(mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-52363

SAHARA MEDIA HOLDINGS, INC.
(Exact Name of registrant as specified in its charter)

Delaware	74-2820999
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

81 Greene Street, 4 th Floor, New York, New York	10012
(Address of Principal Executive Offices)	(Zip Code)

(212) 343-9200
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so Registered:	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.003
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [_]    No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer [_]                                                                Accelerated Filer [_]
Non-accelerated Filer     [_]                                                                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

As of June 30, 2009, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol  “SHHD” as quoted on the OTC Bulletin Board was approximately $36.5 million.   For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Registrant’s common stock outstanding as of April 6, 2010, was 33,491,709 shares of common stock.

SAHARA MEDIA HOLDINGS, INC.

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

John Thomas Financial, Inc. (“JTF”) was retained as the exclusive placement agent for the Private Placement.  JTF received a commission of approximately $993,000 (equal to 10% of the gross proceeds) and a non-accountable expense allowance of approximately $297,900 (equal to 3% of the gross proceeds). JTF also received a finder’s fee of $200,000 in connection with the reverse acquisition, and a success fee of $400,000, based on the receipt of gross proceeds of at least $8,000,000. Upon exercise of the Investor Warrants, JTF will receive a 10% commission and a 3% non-accountable expense allowance. In addition, we have retained JTF to assist us with our investment banking requirements on an exclusive basis for a period of one year, pursuant to which, on the Closing Date, the placement agent was issued five-year warrants to purchase 1,000,000 shares of common stock of the Company with an exercise price of $1.30 (the “Broker Warrants”). The Broker Warrants are exercisable on a cashless basis, which represents stock settled stock appreciation rights.

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

Although Vanguarde Media (which also owned Savoy and Heart & Soul magazines in addition to Honey) filed for bankruptcy, we believe we can succeed with the Honey brand. Honey magazine had circulation of 400,000, the largest of Vanuarde’s three publications (source: “Vanguarde media files for bankruptcy; Savoy, Heart & Soul, and Honey fold due to lack of capital, flawed business strategy”, Black Enterprise, February 2004, available at http://findarticles.com/p/articles/mi_m1365/is_7_34/ai_n6065782). While Honey under Vanguarde was a print publication, we have launched Honey online. Online advertising has been growing as a percentage of total advertising, reaching 7.6% in 2007 from 5.3% in 2004 (source: TNS Media Intelligence, “TNS Media Intelligence Reports U.S. Advertising Expenditures Grew 0.2 Percent in 2007”, March 25, 2008, available at http://www.tns-mi.com/news/03252008). Online advertising is projected to grow to 15.2% of total media advertising by 2013 (source: eMarketer, available at http://www.iab.net/insights_research/947883/1675/804370).In addition, our online magazine will leverage user generated content through our social network Hivespot.com.  Furthermore, by launching as an online rather than print magazine, we will avoid the printing and labor costs of print publications.

We expect that the primary components of our business will be:

•           Our online magazine Honeymag.com

•           Our social network Hivespot.com, which will be re-launched under a new name with new capabilities.

•           Our database of names in the 18-34 urban female demographic (“Honey Database”)

With the Honey brand and the Honey Database we will seek to connect with audiences and secure brand leadership for our target demographic.

The online magazine Honeymag.com and the social network Hivespot.com are currently operating websites that were officially launched on March 5, 2009. We believe this strategy will allow us to exploit the synergies of our online magazine and social networking site as well as live events.  Through December 31, 2009, our websites have had an aggregate of approximately 626,076 visits and 1,940,707 page views, by 473,208 unique visitors, with average time on site of 3 minutes and 13 seconds, and 7,023 registered users.

We anticipate that our primary source of revenue will be the sale of advertising on our online magazine Honeymag.com and our social network. We plan to sell advertising through our direct sales ad team. We entered into advertising and sponsorship agreements for the sale of an aggregate of $60,000 in advertising and sponsorship in the second half of 2009, which generated $35,000 in 2009 revenues, and are currently in negotiations with additional potential advertisers which we believe have the potential to generate significantly greater revenues. We have chosen to not renew our ad aggregator agreements with BET and GLAM Media since we believe that through our direct sales ad team we have the ability to sell higher margin ads.

To increase our web traffic, we are working with web consultants who help us link our site with other websites, such as Facebook.com and Twitter.com (which does not require us to enter into agreements with such websites).  Linking to other websites allows us to attract web traffic from people who do not know about our site.  Additionally, we continually seek to improve the content on our site, which we believe will increase our page views because users of the site will stay on the site longer and visit more parts of the site.  Furthermore, we are currently in discussion regarding the sponsorship of a television program aimed at urban females, which we believe will have the potential to significantly increase traffic to our web site. There is no assurance such negotiations will lead to a definitive agreement or an increase in traffic to our web site.

The following table sets forth our web traffic for each month since the launch of our website in March 2009.

Month	Visits	Page views	Unique visitors	Registered users
March 2009	14,229	82,509	9,367	668
April 2009	21,425	82,374	15,967	211
May 2009	27,011	95,504	20,349	1,256
June 2009	53,969	157,286	41,609	1,070
July 2009	83,116	223,105	63,292	818
August 2009	73,355	225,214	54,754	677
September 2009	72,804	215,945	55,549	645
October 2009	77,444	277,856	56,472	904
November 2009	105,560	291,352	87,000	608
December 2009	97,163	289,562	68,849	166
January 2010	97,361	251,760	70,932	899
February 2010	87,588	209,594	65,375	891

Based on the industry experience of our management, we believe that, at a level of approximately 75,000 monthly unique visitors, our website will be considered a viable advertising venue for companies seeking to target urban women, and thus further enable us to attract additional direct advertisers. As set forth above, we are undertaking numerous actions to increase our web traffic levels; nonetheless, there is no assurance we will be able to achieve or maintain this level of web traffic or generate significant advertising revenues.

We anticipate that we will begin efforts to generate revenue from licensing of the Honey Database commencing in the first half of 2010. There is no assurance we will succeed in generating revenues from the licensing of the Honey Database.

The Market Opportunity

We believe there is an unmet market need for a marketing product that integrates online and offline media.  Online advertising as a percentage of advertising budgets has been increasing over the years, reaching 7.6% in 2007 from 5.3% in 2004 (source: TNS Media Intelligence, “TNS Media Intelligence Reports U.S. Advertising Expenditures Grew 0.2 Percent in 2007”, March 25, 2008, available at http://www.tns-mi.com/news/03252008). For the first nine months of 2008, internet advertising spending grew 7% compared to the same period in 2007, even as total advertising spending declined 1.7% (source: TNS Media Intelligence, “TNS Media Intelligence Reports U.S. Advertising Expenditures Declined 1.7 Percent in First Nine Months of 2008”, available at http://www.tns-mi.com/news/12112008.htm)

 Market Positioning and the Honey Database

We plan to develop and use Honey’s online presence, the Honey Database and other cost-effective marketing to reconnect with the Honey audience.

Sahara acquired approximately 3,660,000 of the 4,050,000 names (approximately 3,900,000 names after the database was scrubbed) included in the Honey Database pursuant to an asset purchase agreement (the “Database Purchase Agreement”), by and between Sahara Media, Inc. and BPA Associates, LLC (“BPA”). The remaining portion of the Honey Database, including approximately 384,000 names, was already owned by Sahara prior to entering into the Database Purchase Agreement. BPA is an entity owned by Bertha Anderson, who is the mother of Philmore Anderson IV, our chief executive officer. Under the Database Purchase Agreement, we paid BPA $825,000 in cash, of which $50,000 was paid upon the closing of a bridge loan in July 2008, and an additional $775,000 was paid upon the closing of the Private Placement on September 17, 2008. In addition, pursuant to the Database Purchase Agreement, upon the closing of the Private Placement, we issued BPA 1,425,000 shares of common stock. The closing under the Database Purchase Agreement occurred upon the closing of the Private Placement on September 17, 2008.

Commencing with the launch of our online magazine and social network in March 2009, we have begun to attract unique visitors to our online magazine and develop our advertising base by enhancing and refining our editorial and production standards to provide consistently fresh, relevant content.

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

Market Size and Analysis

African-American Consumer Profile: Young, Increasingly Affluent and Educated

The African-American population skews younger than the U.S. population. In 2005, the median age of the African-American population was 31.3 compared to 40.4 for non-Hispanic whites (source: U.S. Census Bureau, 2005) In addition, females represent a greater percentage of the African-American population than of the general U.S. population (Source: U.S. Census Bureau, 2004).

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

 Honey targets a significant segment within the African-American market

•                 There are 5.027 million African-American women between the ages of 18 – 34 (source: U.S. Census Bureau, 2004)

•                 86% of African-Americans adults are regular magazine readers, compared to 85% of all U.S. adults, as of the fall of 2007 (source: Magazine Publishers of America, “African-American/Black Market Profile” (2008), available at http://www.magazine.org/ASSETS/2457647D5D0A45F7B1735B8ABCFA3C26/market_profile_black.pdf, and filed as an exhibit to the registration statement of which this prospectus forms a part (the “MPA Report”)

•                 The median number of magazine issues read in a month by African-American magazine readers is 10.7, compared to 7.5 per month for all U.S. adults, as of the fall of 2007 (source: MPA Report).

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

Competition in the Online Magazine Space

We officially launched Honeymag.com as an online magazine on March 5, 2009. We believe there is not currently any other pure online magazine especially targeting urban women. Accordingly, we believe the principal competition for the online magazine will be the websites of print publications targeted at African-Americans.

We will attempt to distinguish Honey from its competition through unique and original content developed for our Honey brand, as well as through content that integrates our social network Hivespot.com and the full version of our online magazine. In addition, we plan to exploit content and brand equity acquired from Honey’s six year run as a print publication. We also plan to attract readers to our online magazine by use of our Honey Database of approximately 3.9 million women in our target demographic. In addition, by launching as an online rather than print magazine, we will avoid the printing and labor costs of print publications.

Competition in the Database Management Business

Our main asset besides our Honey brand is our proprietary Honey Database. We believe the Honey Database will be integral to our business, by generating revenue through the licensing of the Honey Database to advertisers, political parties, and others.

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

We believe that at this time, there is no other online publication exclusively targeting the 18-34 urban female market.

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

Commencing in the second half of 2009, we implemented a plan to hold live events through partnerships with sponsors seeking to reach Honey’s target demographic, such as, a record launch sponsored by a liquor company, or a hairstyle-related event sponsored by a cosmetics company. If we are successful in implementing such plans, the sponsor of the event would pay us a fee for holding the event, for the exposure to Honey’s target demographic. In July 2009 we participated in the Essence Music Festival where we hosted a VIP lounge on behalf of a cosmetics company client. We are currently in discussions regarding an additional live event featuring musical performances to be held in the second half of 2010. There is no assurance such discussions will result in a definitive agreement.

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

Ongoing operational expenditures related to content development fall under the following categories:

▪                   Editorial staff salaries (approximately $394,000 annually)
▪                   Distribution & network expense (approximately $162,000 annually)
▪                   Editorial & creative expense (approximately $120,000 annually)
▪                   Amortization expense (approximately $600,000 annually)
▪                   Rent expense (approximately $281,000 annually)
▪                   Office expenses (approximately $14,000 annually)
▪                   Insurance (approximately $41,000 annually)
▪                   Utilities (approximately $46,000 annually)

We intend to seek additional capital through the sale of equity securities, and together with anticipated revenues, we believe that such additional capital will be sufficient to fund our content generation. However, we cannot assure you that such financing will be secured, our cost estimates are accurate, that anticipated revenues will materialize, or that unforeseen events will not occur that would cause us to seek additional funding to meet our need for working capital. There can be no assurance that additional financing, if and when needed, will be available in amounts or on terms acceptable to us, or at all.

Expansion Plan

We anticipate that the foundation for our expansion, will involve:

•      The utilization of the Honeymag.com website and its integration with the social network Hivespot.com, which will be re-launched under a new name with new capabilities in mid-2010, to drive web traffic;

•       The licensing of our Honey Database for potential revenue generation (we anticipate commencing efforts to generate revenue from licensing the Honey Database commencing in the first half of 2010)

•       The holding of live events in partnership with sponsors (which we commenced in the second half of 2009), such as, for example, a record launch sponsored by a liquor company (no such arrangements are currently in place); and

•        Our use of direct mail and email to contact names on our Honey Database,

Commencing in the third quarter of 2009, we launched Honey as a quarterly, limited edition online magazine.

We anticipate that the cost of re-launching our social network with new capabilities will be approximately $400,000, of which approximately $162,000 was incurred through December 31, 2009. We do not anticipate incurring any other additional expenses in connection with our expansion plans, apart from our ongoing operational expenditures as set forth under “Business Model” above.

We intend to seek additional capital through the sale of equity securities, and together with anticipated revenues, we believe that such additional capital will be sufficient to fund our content generation. However, we cannot assure you that such financing will be secured, our cost estimates are accurate, that anticipated revenues will materialize, or that unforeseen events will not occur that would cause us to seek additional funding to meet our need for working capital. There can be no assurance that additional financing, if and when needed, will be available in amounts or on terms acceptable to us, or at all.

Sales Strategy

We plan to generate revenues through (i) advertising sales from our online magazine and social network websites; (ii) licensing our Honey Database; and (iii) direct marketing and sponsorships.

We anticipate that our advertising revenues will begin to scale in the second half of 2010.  We plan to sell advertising through our direct sales ad team. We entered into advertising and sponsorship agreements for the sale of an aggregate of $60,000 in advertising and sponsorship in the second half of 2009, which generated $35,000 in 2009 revenues, and are currently in negotiations with additional potential advertisers which we believe have the potential to generate significantly greater revenues. There is no assurance that such negotiations will result in definitive agreements or the generation of any revenues. We have chosen to not renew our ad aggregator agreements with BET and GLAM Media since we believe that through our direct sales ad team we have the ability to sell higher margin ads. The amount of advertising revenue generated will be directly related to the amount of web traffic the sites will generate.

To increase our web traffic, we are working with web consultants who help us link our site with other websites, such as Facebook.com and Twitter.com (which does not require us to enter into agreements with such websites).  Linking to other websites allows us to attract web traffic from people who do not know about our site.  Additionally, we continually seek to improve the content on our site, which we believe will increase our page views because users of the site will stay on the site longer and visit more parts of the site.  Furthermore, we are currently in discussion regarding the sponsorship of a television program aimed at urban females, which we believe will have the potential to significantly increase traffic to our web site. There is no assurance such negotiations will lead to a definitive agreement or an increase in traffic to our web site.

Based on the industry experience of our management, we believe that, at a level of approximately 75,000 monthly unique visitors, our website will be considered a viable advertising venue for companies seeking to target urban women, and thus further enable us to attract additional direct advertisers (see table in “Item 1.Business.” for details of our monthly web traffic). As set forth above, we are undertaking numerous actions to increase our web traffic levels; nonetheless, there is no assurance we will be able to achieve or maintain this level of web traffic or generate significant advertising revenues.

We anticipate that we will begin efforts to generate revenue from licensing of the Honey Database commencing in the first half of 2010. There is no assurance we will succeed in generating revenues from the licensing of the Honey Database.

We plan to target both brands, including both past Honey advertisers and new prospects; and agencies, including African-American focused and other agencies, to secure advertising sales.

For both brands and agencies, we will offer a range of sponsorships, including online ads, special issues, special sections, branded promotions, and other integrated media as appropriate.

The following are priorities for our sales effort, commencing with the launching of our online magazine and social network in March 2009:

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

As noted above, we also plan to generate revenue from the Honey Database, which targets a highly specific demographic group, by licensing it to advertisers as well as non-profit organizations.  We anticipate that we will begin efforts to generate revenue from licensing of the Honey Database commencing in the first half of 2010. There is no assurance we will succeed in generating revenues from the licensing of the Honey Database.

 Project Development

Pursuant to a project order agreement with Dogmatic, Inc. (“Dogmatic”), dated July 8, 2008, we retained Dogmatic, a creative production services agency with offices in New York City and Venice, CA., to develop and launch our online magazine and social networking site. We paid Dogmatic $550,000 for their services under the agreement, including an initial deposit of $75,000 upon execution of the agreement. No further amounts are due to Dogmatic under the agreement.

In the fourth quarter of 2009, we retained an IT consultant to begin enhancements to the design and functionality of our website. We incurred $162,000 in costs through December 31, 2009 and anticipate additional costs upon completion, which is estimated to occur in the second quarter of 2010.

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

Employees

As of March 30, 2010, we have 6 employees (all of whom are full-time). None of our employees are represented by a labor union. We consider our employees relations to be good.

Research and Development

For the years ended December 31, 2009 and 2008, we incurred $1,438,685 and $296,694, respectively, on product development.

Subsequent Events

In January 2010 and February 2010, the Board of Directors approved, and the Company issued, 3,344,999 shares and 5,000 shares of common stock, respectively, to employees (including Board members) and non-employees for services rendered in 2009. The shares were valued at $0.35 per share, $1,170,750 and $1,750, respectively, the fair value at December 31, 2009. The Company accrued a liability for the stock-based compensation to employees (and directors) and non-employees of $1,135,750 (3,244,999 shares) and $36,750 (105,000 shares), respectively, in the year ended December 31, 2009. In the first quarter of 2010, the Company will incur additional stock-based compensation to employees (and directors) of $421,850 and to non-employees of $12,500 based on the fair value of the shares of common stock at the grant date.

On March 4, 2010, the Company entered into an Investment Banking, Strategic Advisory and Consulting Agreement (the “IB Agreement”) with JTF, whereby the Company engaged JTF to render such investment banking, advisory and consulting services as defined in the IB Agreement. The investment banking services, which among other possible assisted transactions, will include the offering for sale of a series of convertible preferred stock up to a maximum of $9,000,000 for which JTF will be separately compensated as defined in the IB Agreement and , will be in effect for a two year period commencing March 4, 2010. The consulting services will be for a two year period, at $10,000 per month, commencing on the closing of the $1,000,000 minimum amount of the offering, as defined in the IB Agreement.

On March 24, 2010, the Company entered into a Purchase Agreement (‘Purchase Agreement”) with JTBO and other potential investors (collectively the “Investor”), whereby the Company agreed to sell and the Investor agreed to purchase (i) a debenture in the principal amount of a minimum of $490,000 and a maximum of up to $980,000, bearing interest at the rate of 16% per annum, and (ii) a minimum of 1,000,000 shares and a maximum of up to 2,000,000 shares of Company common stock issued for a minimum of $10,000 and a maximum of up to $20,000 of consideration, as defined in the debenture (“Debenture”) and stock purchase agreement (“Stock Purchase Agreement”).

On March 24, 2010, JTBO purchased a Debenture in the principal amount of $490,000, bearing interest at 16%. The Debenture is due on September 30, 2010. The Company may extend the Debenture’s maturity date by three month periods if by the maturity date, the Company notifies JTBO and delivers to JTBO 1,000,000 shares of the Company’s common stock as consideration for the extension. Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the Debenture. In addition, pursuant to the Stock Purchase Agreement, JTBO purchased 1,000,000 shares of common stock for consideration of $10,000. The Company also agreed to issue JTBO 200,000 shares of the Company’s common stock in connection with the closing of the financing. The Company incurred financing costs of $417,500 ($290,000 of which is share-based) in connection with the sale of the debenture and common stock which will be amortized over the term of the debenture. In connection with this investment the investor has been granted piggy back registration rights.

On April 14, 2010, pursuant to the Purchase Agreement, another investor purchased a Debenture in the principal amount of $245,000, bearing interest at 16%. The Debenture is due on October 14, 2010. The Company may extend the Debenture’s maturity date by three month periods if by the maturity date, the Company notifies the investor and delivers to the investor 500,000 shares of the Company’s common stock as consideration for the extension. Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the Debenture. In addition, pursuant to the Stock Purchase Agreement, the investor purchased 500,000 shares of common for consideration of $5,000.

On April 14, 2010, the Company borrowed $65,000 from its CEO for working capital purposes. The promissory note bears interest at 9% per annum and is secured by certain assets of the Company. Principal and all accrued and unpaid interest to the date of repayment will be paid through the issuance of shares of the Company’s common stock at a rate of $0.50 per share. The entire unpaid portion of the note, together with all accrued interest through the date of payment may be declared immediately due and payable by the CEO upon the attaining of certain capital funding by the Company, as defined in the agreement.

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

For the years ended December 31, 2009 and 2008 we incurred net losses of $7,166,818 and $2,034,056, respectively. From the date of inception (January 18, 2005) through December 31, 2009, we have accumulated net losses of $11,161,274. There can be no assurance that we will be profitable in the future. If we are not profitable and cannot obtain sufficient capital we may have to cease our operations.

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

In addition, we will be competing with other Internet companies, including general purpose consumer online services, such as America Online and Microsoft Network; and other web “portal” companies, such as Excite, Yahoo!, Google and Lycos.

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

Our success depends in large part upon the abilities and continued service of our chief executive officer, Philmore Anderson IV and other key employees. There can be no assurance that we will be able to retain the services of Mr. Anderson and other key employees.  Our failure to retain the services of our key personnel could have a material adverse effect on us.   In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel.  Our inability to attract and retain the necessary personnel could have a material adverse effect on us.

If the downturn in the United States economic conditions continues it could adversely affect our business and our ability to raise capital, if and when needed.

The U.S. economy has recently experienced a significant contraction, and it is expected that we will see continued weakness in the immediate future. We expect that much of our revenues will be derived from fees paid by advertisers in connection with the display of ads on web pages, including from companies whose success is dependent upon consumers’ willingness to spend money on entertainment and other discretionary items. Challenging economic conditions or outlook could reduce the consumption of discretionary products and services and, thus, reduce advertising for such products and services. This may adversely affect our ad revenues which would adversely affect our business and financial results.

Furthermore, during challenging economic times, we may face greater difficulties gaining timely access to financings, if and when needed, which could result in an impairment of our ability to continue our business activities.

Although we have generated de minimis revenues to date and have a history of losses, we intend to spend approximately $980,000 in salaries, including approximately $350,000 in management salaries, over the next year, which will deplete a significant amount of our available cash.

As of December 31, 2009, we have generated de minimis revenues since inception. For the years ended December 31, 2009 and 2008 we incurred net losses of $6,743,508 and $2,034,056, respectively.  As of December 31, 2009, we have cash and cash equivalents of $316,317. Nonetheless, we intend to spend approximately $980,000 in salaries, including approximately $350,000 in management salaries, over the next year. Such spending on salaries will deplete a significant amount of our remaining available cash and increases the possibility that we will need to obtain additional financing in the future, which may not be available on terms acceptable to the Company, or at all.

Risks Related to our Common Stock:

There is not an active liquid trading market for our common stock.

Our common stock is registered under the Securities Exchange Act of 1934, as amended, and is currently listed on the OTC Bulletin Board. However, there is a limited amount of trading in our common stock, with no reported trading on many trading days, and we cannot give an assurance that an active trading market will develop. If an active market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

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

Our current executive officers and directors beneficially own approximately 52.0% of the Company’s outstanding common stock, including approximately 44.7% of our outstanding shares which are beneficially owned by our Chief Executive Officer and Chairman Philmore Anderson IV. As a result, if they act in concert, our executive officers and directors will control all of the issues submitted to a vote of the Company’s shareholders.  Such concentration of share ownership may have the effect of discouraging, delaying or preventing a change in control of the Company.

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

As of April 6, 2010, we had 33,691,709 shares of common stock and warrants to purchase 10,394,034 shares of common stock outstanding. The issuance of shares of common stock upon exercise of outstanding warrants could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

Our principal executive office is located at 81 Greene Street, 4th Floor, New York, New York 10012. The offices consist of approximately 2,750 square feet. Our current monthly rent is $9,300 (which will increase to $9,600 by October 2010) under a three year lease that commenced in October 2008.

In December 2009, we entered into a two year lease agreement with Sahara Entertainment, LLC (“SELLC”), an entity wholly-owned by the Company’s Chief Executive Officer (“CEO”) for a property in East Hampton, New York which will be used for various production and promotional purposes. The lease term is effective from December 1, 2009 through November 30, 2011, with an option available to the Company to renew for a third year, at $84,000 per annum ($7,000 per month).

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

Item 4.	[Reserved.]

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTC.BB”) under the symbol “SHHD.”  Trading in the Common Stock is limited, with no reported trades occurring on many trading days. The following table sets forth the range of high and low bid prices of our common stock as reported and summarized on the OTC.BB for the periods indicated.  These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter	High Bid	Low Bid

2008 First Quarter	$0.90	$0.60
2008 Second Quarter	$0.30	$0.30
2008 Third Quarter	$4.50	$0.30
2008 Fourth Quarter	$4.00	$2.00
2009 First Quarter	$3.00	$3.00
2009 Second Quarter	$3.00	$3.00
2009 Third Quarter	$3.25	$3.00
2009 Fourth Quarter	$3.25	$0.19

As of April 6, 2010, there were 307 holders of record of the Company’s Common Stock. On April 6, 2010, our common stock was trading at $0.25.

Dividends.

We have not declared any dividends on our Common Stock to date and we do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plan

In January 1998, MFI’s board of directors approved a stock option plan under which 16,667 shares of common stock have been reserved for issuance. The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of December 31, 2009.

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

Recent Sales Of Unregistered Shares.

None.

Issuer Repurchases of Equity Securities

None.

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

Plan of Operation

We are a development-stage company located in New York. Since our formation, we have concentrated on developing our business strategy and obtaining financing. We expect that the primary components of our business will be:

•	Our online magazine Honeymag.com

•	Our social network Hivespot.com, which will be re-launched under a new name with new capabilities

•	Our database of names in the 18-34 urban female demographic (the ÒHoney DatabaseÓ)

The online magazine, Honeymag.com, and the social network, Hivespot.com, are currently operating websites that were officially launched on March 5, 2009. With the Honey brand and the Honey Database we will seek to connect with audiences and secure brand leadership for our target demographic.

The Company has been focused on driving unique visitors (traffic) and impressions through organic and viral means to our sites.  This methodology of ramping in these categories will allow our sites to become viable advertising mediums in the first half of 2010.

We plan to generate revenues through: (i) advertising sales from our online magazine and social network web sites; (ii) licensing of our database; and, (iii) direct marketing and sponsorships.

We anticipate that we will begin generating advertising revenues during the first half of 2010. We plan to sell advertising through our direct sales ad team.  Our direct sales ad team signed our first advertising client, Alberto Culver, in the second half of 2009 which generated $35,000 in revenues in 2009. Additionally, we have entered into advertising agreements with two Fortune 500 clients in the last half of 2009 and are currently negotiating additional agreements which are expected to be executed in 2010. We have discontinued our ad aggregator agreements with BET and GLAM Media due to the fact we have the ability to sell higher margin ads utilizing our in-house ad team.  We anticipate that the available ad space on our site will be filled through our internal ad team going forward.  The amount of revenue that will be generated through these initial ads, as well as future ads, will depend on the amount of traffic the site will generate.

To track this traffic on our integrated web properties we utilize Google Ad Works.  Google Ad Works calculates the total number of pages (impressions) that visitors viewed on our web properties.  To date, we have recorded the following monthly total impressions: April - 650,816; May - 782,648; June - 1,114,206; July - 1,729,823; August - 1,888,048; September - 1,802,203; October - 550,067; November - 693,832; December - 798,142; January 2010 - 714,095; February 2010 - 618,707. These impressions have all been achieved through organic/viral means, which, at this point allow us to become a viable advertising medium for brands in the first half of 2010 as planned.

The U.S. economy has recently experienced a contraction and it is possible that we may see further economic deterioration in the immediate future. We expect that much of our revenues will be derived from fees paid by advertisers in connection with the display of ads on web pages, including from companies whose success is dependent upon consumers' willingness to spend money on entertainment and other discretionary items. Weakening economic conditions or outlook could reduce the consumption of discretionary products and services and, thus, reduce advertising for such products and services. This may adversely affect our ad revenue, which would adversely affect our business and financial results.

Results of Operations

Since inception, we have generated de minimis revenue from sponsorships, advertising and the licensing of our database.  In the same period, we have incurred expenses related to securing the “Honey” Brand trademarks, funding the development and initial execution of our business plan, and raising capital.

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations.  Comparative analysis of ratios of costs and expenses to revenues is not shown in the following narrative discussion as management believes such ratios to be uninformative due to the insignificant levels of revenues in each period.

	For the Years Ended
	December 31,
	2009	2008

Revenue	$38,867	$8,183

Costs and expenses
Product development	1,435,035	296,694
Selling and marketing	339,770	133,468
General and administrative	5,036,937	1,528,743
Interest income	(33,372)	(24,608)
Interest expense – related party	--	17,053
Interest expense	--	90,889
Loss on sale of available-for-sale security	4,005	--

Net loss	$(6,743,508)	$(2,034,056)

Net loss per share – basic and diluted	$(0.22)	$(0.15)

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues for the year ended December 31, 2009 were $38,867 compared to $8,183 for the year ended December 31, 2008, an increase of approximately $31,000.   We generated $35,000 in sponsorship revenues and $3,867 in on-line advertising and list rental revenue from several clients in 2009 as we continued to implement our business plan. The website Honeymag.com was not launched as our online magazine until March 5, 2009, however, ads were sold on a prior version of the Honeymag.com website (which had much less content than our planned online magazine and did not include a social network).

Product development expenses for the year ended December 31, 2009 were $1,435,035 compared to $296,694 for the year ended December 31, 2008, an increase of approximately $1,138,000. The increase is primarily attributable to increased payroll costs of $417,000 (of which $37,000 is share-based), additional amortization expenses of $380,000, increased editing and creative expenses of $108,000 and licensing and network costs of $225,000 (of which $35,000 is share-based). In fiscal 2009 we incurred additional production costs as we continued the process of implementing our strategic plan to generate revenues. In March 2009, we launched our online magazine and social network. In connection with the launch, we began amortizing the costs associated with our website and customer database.
Selling and marketing expenses for the year ended December 31, 2009 were $339,770 compared to $133,468 for the year ended December 31, 2008, an increase of approximately $206,000. The increase in selling and marketing expenses is primarily attributable to increased payroll of $96,000, advertising of $62,000 and marketing of $50,000.

General and administrative expenses for the year ended December 31, 2009 were $5,036,937 compared to $1,528,743 for the year ended December 31, 2008. We attribute the increase of approximately $3,509,000 to increases in: payroll and related expenses of $1,555,000 (of which $1,099,000 is share-based); professional fees of $1,271,000 (of which $1,429,000 is share-based); business consultant costs of $356,000 (of which $48,000 is share-based); travel and entertainment costs of $155,000; public relations expense of $71,000; rent of $34,000.

Interest expense and interest expense to a related party for the year ended December 31, 2008 was $90,889 and $17,053, respectively. There were no comparative amounts in the year ended December 31, 2009. The bridge loans and related party promissory notes and advances which generated the interest were all settled in 2008.

We earned interest income of $33,372 and $24,608 for the years ended December 31, 2009 and 2008, respectively, from cash and investments.

As a result of the foregoing, the net loss for the year ended December 31, 2009 was $6,743,508 compared to $2,034,056 for the year ended December 31, 2008.

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

Product development expenses for the year ended December 31, 2008 was $296,694 compared to $246,842 for the year ended December 31, 2007.We attribute the increase of $49,852 (20%) to website development and licensing expenses.

Selling and marketing expenses for the year ended December 31, 2008 were $133,468 compared to $74,482 for the year ended December 31, 2007. We attribute the increase of $58,986 (79%) to consulting fees.

General and administrative expenses for the year ended December 31, 2008 were $1,528,743 compared to $352,763 for the year ended December 31, 2007. We attribute the increase of $1,175,980 (333%) to professional fees of approximately $673,000 paid for accounting, legal and financial advisory services related to our required SEC filings; payroll and management consultant costs of approximately $369,000; rent of $81,600.

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

Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a deficit accumulated during the development stage amounting to $10,737,964 as of December 31, 2009. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure additional working capital.  There can be no assurance that the Company will be profitable in the future.  If the Company is not profitable and cannot obtain sufficient capital to fund operations, the Company may have to cease operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan with regards to this condition primarily includes the continuance of executing upon its business plan.  In accordance with this plan, our direct sales ad team signed our first advertising client in the second half of 2009 which generated $35,000 in revenues in 2009. Additionally, we have entered into advertising agreements with two Fortune 500 clients in the last half of 2009 and are currently negotiating additional agreements which are expected to be executed in 2010. The Company anticipates that with continued increases in traffic and impressions to its websites, that the Company will experience revenue growth beginning in 2010.  Additionally, the Company is presently working to raise capital through debt and equity financings. There can be no assurance that such revenues will reach anticipated amounts or that the Company will be able to raise additional capital to execute its strategy.

As of December 31, 2009, we have cash and cash equivalents available of $316,317 and an available-for-sale investment of $295,500. The investment, which is a corporate debt instrument which matures in August 2024, accrues interest at the rate of 12% in its initial year. However, beginning in year 2 through the date of maturity, the rate of interest is variable as defined in the debt agreement, and as a result the investment is subject to various risks that are difficult to predict and beyond our control. As of December 31, 2008, we had cash and cash equivalents of $4,437,465.

During the year ended December 31, 2009, we utilized $3,476,862 in cash for operating activities, which was primarily a result of our net loss of $6,743,508 as adjusted for depreciation and amortization of $474,241 and share based expenses of $1,219,077. In addition, we invested $500,000 in a corporate debt instrument (see above), of which $200,000 was sold. We also disbursed $111,403 to acquire a list database comprised of double opt-in email addresses extracted from names in our current database and incurred $199,754 in website development costs. Operations and the cash used for the investment purchase, net of the proceeds received from its partial sale, and our intangible acquisitions were the primary components of our reduction in cash and cash equivalents of $4,121,148 from December 31, 2008 to December 31, 2009.

We expect that we will need to raise additional capital to execute our business plan. Our cash and cash equivalents on hand at December 31, 2009 will not be sufficient to fund our operations at their current level for the next twelve months.  There can be no assurance that our cost estimates are accurate, that anticipated revenues will materialize, or that we will be successful in securing equity or debt financing to meet our need for working capital. There can be no assurance, in light of the current economic crisis, that such financing, if and when needed, will be available in amounts or on terms acceptable to us, or at all.

On March 4, 2010, the Company entered into an Investment Banking, Strategic Advisory and Consulting Agreement (the “IB Agreement”) with JTF, whereby the Company engaged JTF to render such investment banking, advisory and consulting services as defined in the IB Agreement. The investment banking services, which among other possible assisted transactions, will include the offering for sale of a series of convertible preferred stock up to a maximum of $9,000,000 for which JTF will be separately compensated as defined in the IB Agreement and , will be in effect for a two year period commencing March 4, 2010. The consulting services will be for a two year period, at $10,000 per month, commencing on the closing of the $1,000,000 minimum amount of the offering, as defined in the IB Agreement.

On March 24, 2010, the Company entered into a Purchase Agreement (‘Purchase Agreement”) with JTBO, whereby the Company agreed to sell and JTBO agreed to purchase (i) a debenture in the principal amount of a minimum of $490,000 and a maximum of up to $980,000, bearing interest at the rate of 16% per annum, and (ii) a minimum of 1,000,000 shares and a maximum of up to 2,000,000 shares of Company common stock issued for a minimum of $10,000 and a maximum of up to $20,000 of consideration, as defined in the debenture (“Debenture”) and stock purchase agreement (“Stock Purchase Agreement”).

On March 24, 2010, JTBO purchased a Debenture in the principal amount of $490,000, bearing interest at 16%. The Debenture is due on September 30, 2010. The Company may extend the Debenture’s maturity date by three month periods if by the maturity date, the Company notifies JTBO and delivers to JTBO 1,000,000 shares of the Company’s common stock as consideration for the extension. Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the Debenture. In addition, pursuant to the Stock Purchase Agreement, JTBO purchased 1,000,000 shares of common stock for consideration of $10,000. The Company also agreed to issue JTBO 200,000 shares of the Company’s common stock in connection with the closing of the financing. The Company incurred financing costs of $417,500 ($290,000 of which is share-based) in connection with the sale of the debenture and common stock which will be amortized over the term of the debenture.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued, and the Company adopted, Accounting Standards Codification (“ASC”) Update No. 2010-05 “Escrowed Share Arrangements and the Presumption of Compensation” (“ASCU No. 2010-05”). ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically has been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds. In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized. The Company adopted ASCU No. 2010-05 effective January 1, 2010, although it has been in compliance with the SEC staff’s views on escrowed share arrangements, as it relates to future financings, the adoption of this update may have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

The Company adopted the provisions of ASC Topic No. 855, “Subsequent Events” (“ASC 855”), on a prospective basis.  The provisions of ASC 855 provide guidance related to the accounting for the disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued.  Effective February 24, 2010, the FASB issued ACSU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which revised certain disclosure requirements. ASU No. 2010-09 did not have a significant impact on the Company’s consolidated financial statements. The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2009 through the issuance of the accompanying consolidated financial statements.

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

Certain of our accounting policies that we believe are the most important to the portrayal of our consolidated financial condition and the consolidated results of operations and that require management’s subjective judgments are described below to facilitate a better understanding of our business activities.  We base our judgments on our experience and assumptions that we believe are reasonable and applicable under the circumstances.

Revenue Recognition
Revenue is recognized when all of the following criteria are met:  (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectibility is reasonably assured.

Equity-Based Compensation
The Company accounts for equity-based compensation transactions with employees under the provisions of ASC Topic No. 718, “Compensation, Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s equity instruments are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of the equity instrument is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to receive cash for the goods or services instead of paying with or using the equity instrument.

Intangible Assets
The intangible assets, initially recorded at cost, are considered to approximate fair value at the time of purchase. Amortization is provided for on a straight-line basis over the estimated useful lives of the assets. The Company evaluates the recoverability of its intangible assets periodically and takes into account events or circumstances that warrant revised estimates of their useful lives or indicate that impairments exist. Management believes that based on an independent valuation as of December 31, 2009 that there is no impairment of the Company’s intangible assets. In December 2009, the Company acquired a database of double opt-in email addresses extracted from names in its current database.  In addition, in the fourth quarter of 2009, the Company began significant updates to its website which are expected to be completed in the second quarter of 2010.  The magazine trademark, list database and website development costs are amortized on the straight-line method over seven years, which approximates their estimated useful lives. Amortization of the email database and website costs incurred in the fourth quarter of 2009 will begin when they have been placed into service, the first quarter of 2010 and second quarter of 2010, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.           Financial Statements and Supplementary Information

Our financial statements, together with the independent registered public accounting firm's report of Weiser LLP begin on page F-1, immediately after the signature page.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s evaluation of internal control over financial reporting includes using the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework, an integrated framework  for the evaluation of internal controls issued by COSO, to identify the risks and control objectives related to the evaluation of our control environment. Based on their evaluation under the frameworks described above, our chief executive officer have concluded that our internal control over financial reporting was ineffective as of December 31, 2009 because of the following material weaknesses in internal controls over financial reporting:

•
A lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statement and income tax assertions in a timely manner.

•	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.
•	The Company has not yet established an audit committee.

Remediation Plan

We are seeking ways to remediate these weaknesses, which stem from our small workforce, that will not require us to hire additional personnel. The Company is in the process of seeking financing through the sale of equity securities, upon the acquisition of adequate capital the Company intends to remediate the deficiencies through the deployment of additional personnel and implementation of an audit committee.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our chief executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2009, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

Changes in internal controls

Our management, with the participation of Philmore Anderson IV, our chief executive officer and principal financial officer (“CEO”), performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the three months ended December 31, 2009.  Based on that evaluation, our CEO concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, And Corporate Governance.

The Company’s executive officers and directors are as follows:

Directors and Executive Officers	Age	Position
Philmore Anderson IV	45	Chief Executive Officer and Chairman of the Board
Philmore Anderson III	67	Director
David Walker	46	Director
Tamera Reynolds*	41	Director

 * Tamera Reynolds resigned as a director of the Company on December 24, 2009.

Family Relationships.

Philmore Anderson IV is the son of Philmore Anderson III.

Background of Executive Officers and Directors

Philmore Anderson IV, Chief Executive Officer and Chairman of the Board

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

David Walker, Director

David Walker has been a director of the Company since December 2009. Mr. Walker, Executive Director and Senior Portfolio Manager, is Co-Lead of the Van Kampen Technology Fund, the Morgan Stanley Information Fund and Sun America Technology Portfolio.   Mr. Walker is also the co-portfolio manager responsible for Developing Technologies UIT.  He joined Van Kampen as a Quantitative Analyst in 1990.

Mr. Walker has nineteen years experience in the investment industry.  Prior to joining Van Kampen, Mr. Walker was a Banking Officer for the Bank of New England.

Mr. Walker received his B.S. from Duke University and his M.B.A. from Vanderbilt University.  He is a CFA charter holder and a Chartered Market Technician.

Tamera Reynolds, Director

Tamara Reynolds served as a director of the Company from October 2008 to December 2009. Mrs. Reynolds was a director of Sahara Media, Inc. from its inception in January 2005 until December 2009. Mrs. Reynolds also served as Sahara’s chief operating officer from 2005 to 2007.

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

None.

Committees; Audit Committee Financial Expert.

Currently, the Company does not have an executive, audit or any standing committee of the Board.  The Company does not have an audit committee, or an audit committee financial expert.

 Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more that ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Company has not adopted a Code of Ethics but expects to do so in the near future.

Changes in Nominating Procedures

None.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles. Philmore Anderson IV has served as Chairman of the Company since October 2008 and Chairman of Sahara Media, Inc. since its inception in January 2005. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes, and we do not have an audit committee.  The board of directors receives and reviews periodic reports from management, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. The board of directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure supports this approach.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation paid to our Chief Executive Officer for our last two completed fiscal years. No other officer of ours received compensation in excess of $100,000 for either of our last two completed fiscal years (see Note 15 in the consolidated financial statements for details of 2009 stock compensation).

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Philmore Anderson IV	2009	300,000	155,000	1,000,000	0	0	0	0	$1,455,000

Chief Executive Officer and Chairman	2008	200,000	0	525,000 (1)	0	0	0	0	$725,000

(1) Represents 100,000 shares of common stock of Sahara Media, Inc. issued on June 10, 2008 in exchange for Mr. Anderson’s foregoing of $525,000 in salary.

Director Compensation for Year Ended December 31, 2009

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Philmore Anderson III	--		160,000	--	--	160,000
Tamera Reynolds	--	*	160,000	--	--	160,000
David Walker	--		120,000	--	--	120,000
--
* Does not include $20,000 in fees for legal services provided by Ms. Reynolds.

Employment Agreements

On February 18, 2009, the Company entered into an employment agreement (the “Employment Agreement”) with Philmore Anderson IV, the Company’s chief executive officer and chairman.

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

Outstanding Equity Awards at December 31, 2009

The Company did not have any equity awards outstanding as of December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 6, 2010 with respect to the beneficial ownership of the Company’s outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)
Directors and Officers:
Philmore Anderson IV	15,066,333	(3)	44.72%
David Walker	250,000		*
Philmore Anderson III 208 Common Street Watertown, MA 02742	2,210,333	(4)	6.56%
All officers and directors as a group	17,526,666		52.02%
Beneficial owners of more than 5%:
Sahara Entertainment, LLC (5)	12,763,390		37.88%
John Thomas Financial Inc. 14 Wall Street, 5th Floor New York, NY 10005	4,000,000	(6)	11.87%
Steven Benkovsky 80 Rayner Avenue Ronkonkoma, NY 11779	3,200,000	(7)	9.50%
Timothy Marks Amber Barnes Poole Keynes Cirencester Gloucesterchire UK GL76EG	3,200,000	(7)	9.50%
* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Sahara Media Holdings, Inc., 81 Greene Street, 4th Floor, New York, NY 10012.
(2)
Applicable percentage ownership is based on 33,691,709 shares of Common Stock outstanding as of April 6, 2010, together with securities exercisable or convertible into shares of Common Stock within 60 days of April 6, 2010 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock that are currently exercisable or exercisable within 60 days of April 6, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 12,763,390 shares held by Sahara Entertainment, LLC, an entity owned by Philmore Anderson IV. Also includes 119,610 shares held by Alicia Anderson, Philmore Anderson IV’s wife.
(4)	Includes 1,425,000 shares held by BPA Associates, LLC, an entity owned by Bertha Anderson, Philmore Anderson III’s wife.
(5)	Sahara Entertainment, LLC is owned by Philmore Anderson IV, our chief executive officer and chairman.
(6)
Includes 1,000,000 shares underlying warrants with an exercise price of $1.30. Thomas Belesis has investment and voting power over the securities of the Company owned by John Thomas Financial, Inc. Mr. Belesis disclaims beneficial ownership of the securities.

(7)	Includes 1,600,000 shares of Common Stock issuable upon exercise of warrants issued in the Private Placement.

Item 13.	Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Lease Agreement
Effective December 1, 2009, the Company entered into a two year lease agreement with Sahara Entertainment, LLC (“SELLC”), an entity wholly-owned by the Company’s Chief Executive Officer (“CEO”). The lease term is effective from December 1, 2009 through November 30, 2011, with an option available to the Company to renew for a third year, at $84,000 per annum ($7,000 per month) (See Note 13). The agreement provides for a $15,000 security deposit, which was paid in March 2010. Among other terms, the lease calls for the Company to pay for certain expenses, such as utilities and maintenance.  As of December 31, 2009, $7,000 in accrued rent expense is owed to SELLC.

Services Arrangements
The Company has an arrangement with AG Unlimited International LLC ("AG"), whereby AG manages all licensing agreements on behalf of Sahara. The principal of AG became the spouse of the Company's CEO, during the quarter ended September 30, 2009. The terms of the contract, which was signed November 2009 but effectively began October 2008, provide a monthly fee of $10,000 until such time the contract is cancelled by either party, as well as the issuance of 100,000 shares of the Company’s common stock. The shares of common stock issuable under the agreement are non-forfeitable and were approved for issue by the Company’s Board of Directors and issued in February 2010. The shares, valued at $0.25 per share, are accounted for as issued effective December 31, 2009 and a charge to operations of $25,000 is recorded in 2009 as share-based consulting (See Note 10). Expenses (non share-based) incurred in connection with services provided by AG amounted to $120,000, $30,000, and $150,000 for the years ended December 31, 2009 and 2008 and for the period from inception (January 18, 2005) through December 31, 2009, respectively.

The Company had an arrangement with Tamera Reynolds, a member of its Board of Directors, to provide legal services on an as needed basis which was cancelled in 2009. The member was paid a total of $20,000, $-0-, and $20,000 in the years ended December 31, 2009 and 2008 and for the period from inception (January 18, 2005) through December 31, 2009, respectively.

Director Independence

One of our directors, Mr. David Walker, is independent as that term is defined under the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees And Services

Audit Fees

Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.   For the years ended December 31, 2009 and 2008, we paid Weiser LLP $85,705 and $127,575, respectively.

Tax Fees

For the years ended December 31, 2009 and 2008, we did not pay Weiser LLP any fees for tax related services.

All Other Fees.

For the year ended December 31, 2009 we paid Weiser LLP $49,697 in other fees and for the year ended December 31, 2008, we did not pay Weiser LLP any fee other than audit fees.

The Board of Directors serves as the audit committee of the Company. The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Board of Directors has considered the role of Weiser LLP in providing services to us for the fiscal year ended December 31, 2009 and has concluded that such services are compatible with Weiser LLP’s independence as the Company's  independent registered public accounting firm.

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

10.4	Form of Subscription Agreement (4)
10.5	Form of Investor Warrant (4)
10.6	Purchase Agreement, dated July 1, 2008, between Sahara Media, Inc. and John Thomas Bridge & Opportunity Fund (4)
10.7	Debenture, dated July 1, 2008, in favor of John Thomas Bridge & Opportunity Fund (4)
10.8	Security Agreement, dated July 1, 2008, between Sahara Media, Inc. and John Thomas Bridge & Opportunity Fund (4)
10.9	Security Agreement, dated July 1, 2008, between BPA, LLC and John Thomas Bridge & Opportunity Fund (4)
10.10	Purchase Agreement, dated September 3, 2008, between Sahara Media, Inc. and Cheryl Keeling (4)
10.11	Debenture, dated September 3, 2008, in favor of Cheryl Keeling (4)
10.12	Asset Purchase Agreement, dated May 15, 2008, between Sahara Media, Inc. and BPA, LLC (4)
10.13	Amendment to Asset Purchase Agreement, dated August 1, 2008, between Sahara Media, Inc. and BPA, LLC (4)
10.14	Letter agreement, dated May 21, 2008, between Sahara Media, Inc. and John Thomas Financial, Inc. (4)
10.15	Amendment to letter agreement, dated August 1, 2008, between Sahara Media, Inc. and John Thomas Financial, Inc. (4)
10.16	Finder’s Fee Agreement, dated July 21, 2008, between Sahara Media, Inc. and Aubry Consulting Group, Inc. (4)
10.17	Engagement Agreement, dated July 1, 2008, between Sahara Media, Inc. and Marathon Advisors (4)
10.18	Consulting Agreement, dated August 13, 2008, between Sahara Media, Inc. and Aurelian Investments, LLC (4)
10.19	Surrender Agreement, dated June 10, 2008, between Sahara Media, Inc. and Philmore Anderson IV (4)
10.20	Surrender Agreement, dated June 17, 2008, between Sahara Media, Inc. and Sahara Entertainment, LLC (4)
10.21	Master Services Agreement, dated July 11, 2008, between Sahara Media, Inc. and Ripple6, Inc. (2)
10.22	Purchase Agreement, dated June 9, 2008, between Sahara and Kevan Walker (5)
10.23	Amendment No. 2 to letter agreement, dated August 11, 2008, between Sahara Media, Inc. and John Thomas Financial, Inc. (2)
10.24	Agreement with Dogmatic, Inc, dated July 8, 2008 (6)
10.25	Agreement of Termination and Release, dated December 31, 2008, among Sahara Media, Inc., Sahara Media Holdings, Inc., Marathon Advisors, and Brian Rodriguez (7)
10.26	Employment Agreement, dated February 18, 2009, between Sahara Media Holdings, Inc. and Philmore Anderson IV(9)
10.27	16% Debenture due September 30, 2012 (10)
10.28	Purchase Agreement between the Company and John Thomas Bridge & Opportunity Fund, L.P. (10)
10.29	Common Stock Purchase Agreement between the Company and John Thomas Bridge & Opportunity Fund, L.P. (10)
10.30	Registration Rights Agreement between the Company and John Thomas Bridge & Opportunity Fund, L.P.
21	Subsidiaries of Sahara Media Holdings, Inc. (5)
31.1	Certificate of the Chief Executive Officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and principal financial officer pursuant to Section 1350 (8)

(1)	Filed as an exhibit to the Company’s registration statement on Form SB-2 (No. 333-70526), filed with the SEC on September 28, 2001, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s 8-K (No. 000-52363) filed with the SEC on August 29, 2008, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s 8-K (No. 000-52363) filed with the SEC on September 30, 2008, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s 8-K (No. 000-52363) filed with the SEC on September 24, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’ registration statement on Form S-1 (No. 333-155205) filed with the SEC on November 7, 2008.

(6)	Filed as an exhibit to the Company’s amendment no.1 to registration statement on Form S-1 (No. 333-155205), filed with the SEC on December 31, 2008, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s 8-K (No. 000-52363) filed with the SEC on January 6, 2009, and incorporated herein by reference.

(8)	Filed herewith.

(9)	Filed as an exhibit to the Company’s 8-K (No. 000-52363) filed with the SEC on February 19, 2009, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s 8-K (No. 000-52363) filed with the SEC on March 31, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2010.

SAHARA MEDIA HOLDINGS, INC.

By:	/s/ Philmore Anderson IV
Philmore Anderson IV
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philmore Anderson IV
Philmore Anderson IV	April 15, 2010
CEO and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Philmore Anderson IV
Philmore Anderson III	April 15, 2010
Director

/s/ David Walker
David Walker	April 15, 2010
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sahara Media Holdings, Inc. (a development stage company)

We have audited the accompanying consolidated balance sheets of Sahara Media Holdings, Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the two year period ended December 31, 2009 and the period January 18, 2005 (date of inception) through December 31, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sahara Media Holdings, Inc. and subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2009 and the period January 18, 2005 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant recurring operating losses, decreasing liquidity, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   Weiser LLP

New York, NY
April 15, 2010

Sahara Media Holdings, Inc.
(a development stage enterprise)
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$316,317	$4,437,465
Available-for-sale security	295,500	-
Prepaid expenses and other	49,539	44,988
Total current assets	661,356	4,482,453

Property and equipment, net	24,601	26,481
Intangible assets, net	3,267,345	3,424,425
Security deposits	46,200	37,200
Investment at cost	45,000	-
Deposits on contracts	20,000	-
Cash in escrow	-	40,000

Total assets	$4,064,502	$8,010,559

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$1,400,852	$134,228
Share liability	1,376,250	87,500
Total current liabilities	2,777,102	221,728

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock, $0.003 par value; 50,000,000 shares authorized;
31,066,710 shares issued and 30,066,710 shares outstanding
at December 31, 2009; 30,812,042 shares issued and
outstanding at December 31, 2008	93,200	92,436
Additional paid-in capital	11,939,664	11,690,851
Accumulated other comprehensive loss	(4,500)	-
Deficit accumulated during the development stage	(10,737,964)	(3,994,456)
	1,290,400	7,788,831
Less: Treasury stock - (1,000,0000 common shares at
December 31, 2009) at cost	(3,000)	-
Total stockholders' equity	1,287,400	7,788,831

Total liabilities and stockholders' equity	$4,064,502	$8,010,559

The accompanying notes are an integral part of these consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage enterprise)
Consolidated Statements of Operations

	Years Ended		Period from inception (January 18, 2005)
	December 31,		through
	2009	2008	December 31, 2009

Revenue	$38,867	$8,183	$74,397

Costs and expenses:
Product development	1,435,035	296,694	2,247,700
Selling and marketing	339,770	133,468	589,720
General and administrative	5,036,937	1,528,743	7,818,300

Loss from operations	(6,772,875)	(1,950,722)	(10,581,323)

Interest income	33,372	24,608	57,980
Loss on sale of available-for-sale security	(4,005)	-	(4,005)
Interest expense- related party	-	(17,053)	(96,735)
Interest expense	-	(90,889)	(113,881)

Net loss	$(6,743,508)	$(2,034,056)	$(10,737,964)

Basic and diluted loss per share	$(0.22)	$(0.15)

Weighted average common shares
- basic and diluted	31,002,156	13,389,404

The accompanying notes are an integral part of these consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the Period from Date of Inception (January 18, 2005)
through December 31, 2009

				Accumulated	Deficit
				Other	Accumulated			Total
			Additional	Comprehensive	During the			Stockholders
	Common Stock		Paid-in	Income	Development	Treasury Stock		Equity
	Shares	Amount	Capital	(Loss)	Stage	Shares	Amount	(Deficiency)
Balance at January 18, 2005	-	$-	$-	$-	$-	-	$-	$-

Issuance of common stock to founder net of cancellation	1,147,500	12	194,368					194,380
Issuance of common stock to director	120,000	1	119					120
Issuance of common stock to investors	499,800	5	495					500
Issuance of common stock to investor	15,000	-	-					-

Net loss					(405,269)			(405,269)

Balance at December 31, 2005	1,782,300	18	194,982	-	(405,269)	-	-	(210,269)

Issuance of common stock to consultant	30,000	-	-					-

Net loss					(826,402)			(826,402)

Balance at December 31, 2006	1,812,300	18	194,982	-	(1,231,671)	-	-	(1,036,671)

Issuance of common stock on exercise of warrant	164,800	2	-					2

Net loss					(728,729)			(728,729)

Balance at December 31, 2007	1,977,100	20	194,982		(1,960,400)	-	-	(1,765,398)
				-

Issuance of common stock to founder to settle note
payable and advances to related parties	13,363,390	134	1,303,709					1,303,843
Cancellation of common stock on settlement	(1,147,500)	(11)	-					(11)
Issuance of common stock to founder	100,000	1	524,999					525,000
Issuance of common stock to a director to settle note
payable to a related party and accrued interest	452,000	5	139,237					139,242
Issuance of common stock to a consultant to settle
accrued consulting fees to a related party	210,000	2	142,418					142,420
Cancellation of common stock on settlement	(30,000)	-	-					-
Cancellation of common stock	(312,300)	(3)	-					(3)
Issuance of common stock to a consultant to settle
accrued consulting fees to a related party	5,500	-	8,197					8,197
Issuance of common stock to settle accrued charges on note payable	724,000	7	11,993					12,000
Cancellation of common stock on settlement of accrued charges	(164,800)	(2)	-					(2)
Issuance of common stock to settle note payable and accrued interest	140,000	1	111,392					111,393
Issuance of common stock to settle accrued consulting fees	480,000	5	25,782					25,787
Issuance of common stock to settle note payable and accrued interest	19,610	-	19,610					19,610
Issuance of common stock to an investor	100,000	1	49,999					50,000
Issuance of common stock to consultant	200,000	2	3,998					4,000
Issuance of common stock to settle note payable and accrued interest	31,000	-	-					-
Issuance of common stock	27,000	-	25,000					25,000
Issuance of common stock to an investor	100,000	1	49,999					50,000
Issuance of common stock to founder's company as consideration
for consulting services	400,000	4	(4)					-
Issuance of common stock to a related party as additional
consideration for purchase of database	1,425,000	14	1,781,236					1,781,250
Issuance of common stock to a stockholder as
consideration for a bridge loan	50,000	150	62,350					62,500
Par value of common shares under plan of merger	818,000	2,454	(2,454)					-
Cancellation of common shares under plan of merger	(18,150,000)	(181)	181					-
Issuance of common shares and recapitalization under plan of merger	18,150,000	54,450	(54,450)					-

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the Period from Date of Inception (January 18, 2005)
through December 31, 2009

				Accumulated	Deficit
				Other	Accumulated			Total
			Additional	Comprehensive	During the			Stockholders'
	Common Stock		Paid-in	Income	Development	Treasury Stock		Equity
	Shares	Amount	Capital	(Loss)	Stage	Shares	Amount	(Deficiency)
Issuance of common stock to investors net of issuance costs
of $2,370,478 for private placement	6,526,159	19,578	5,768,310					5,787,888
Issuance of common stock as additional consideration for bridge loan	500,000	1,350	(1,350)					-
Issuance of common stock as additional consideration for
for private placement brokerage	3,000,000	9,000	(9,000)					-
Issuance of common stock to consultant for services	100,000	300	(300)					-
Issuance of common stock to consultant for services
related to private placement	50,000	150	(150)					-
Issuance of common stock as additional consideration
for legal services related to private placement	250,000	750	(750)					-
Issuance of common stock to investors net of issuance costs
of $242,897 for private placement	1,417,883	4,254	1,525,102					1,529,356
Stock based compensation for warrants issued to consultant	-	-	10,815					10,815

Net loss				-	(2,034,056)			(2,034,056)

Balance at December 31, 2008	30,812,042	92,436	11,690,851	-	(3,994,456)	-	-	7,788,831

Components of comprehensive loss, net of tax:
Net Loss					(6,743,508)			(6,743,508)
Unrealized holding loss on available-for-sale security				(4,500)				(4,500)
Total comprehensive loss								(6,748,008)

Issuance of common stock to consultants for
services accrued in share liability	66,668	200	199,800					200,000
Issuance of common stock to consultant for services	100,000	300	(300)					-
Common stock issuable to consultant for services	50,000	150	(150)					-
Stock based compensation for warrants issued to consultants	-	-	30,547					30,547
Common stock issuable to related party for services	25,000	75	8,675					8,750
Common stock issuable per settlement agreement	13,000	39	7,241					7,280
Receipt of common stock for settlement under escrow share agreement			3,000			1,000,000	(3,000)	-

Balance at December 31, 2009	31,066,710	$93,200	$11,939,664	$(4,500)	$(10,737,964)	1,000,000	$(3,000)	$1,287,400

The accompanying notes are an integral part of these consolidated financial statements.

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Cash Flows

			Period from
			inception
			(January 18, 2005)
	Years Ended		through
	December 31.		December 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(6,743,508)	$(2,034,056)	$(10,737,964)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	474,241	89,709	826,067
Stock-based compensation	1,135,750	-	1,135,750
Stock-based consulting expense	83,327	10,815	94,142
Share liability	1,488,750	87,500	1,576,250
Loss on sale of available-for-sale security	4,005	-	4,005
Amortization of debt discount	-	3,500	21,000
Issuance of stock as additional consideration for bridge loan	-	62,500	62,500
Changes in assets and liabilities:
Accounts receivable	-	2,347	-
Prepaid expenses and other	(4,551)	(44,988)	(49,539)
Security deposits	(9,000)	(37,200)	(46,200)
Accounts payable and accrued expenses	94,124	73,036	364,930
Accrued expenses, related parties	-	50,804	235,193
Accrued salary, related parties	-	75,000	525,000
Subscription liability	-	-	406,000

Net cash used in operating activities	(3,476,862)	(1,661,033)	(5,582,866)

Cash flows from investing activities:
Acquisition of intangible asset	(111,403)	-	(111,403)
Capitalization of website development costs	(199,754)	(550,000)	(749,754)
Acquisition of intangible assets - related party	-	(825,000)	(825,000)
Acquisition of property and equipment	(4,124)	(27,809)	(31,933)
Purchase of available-for-sale security	(500,000)	-	(500,000)
Proceeds from sale of available-for-sale security	195,995	-	195,995
Purchase of non-marketable security	(45,000)	-	(45,000)
Deposits on acquisition agreements	(20,000)	-	(20,000)
Cash in escrow	40,000	(40,000)	-
Acquisition of trademark intangibles	-	-	(618,673)

Net cash used in investing activities	(644,286)	(1,442,809)	(2,705,768)

Cash flows from financing activities:
Payment made to restricted cash	(500,311)	-	(500,311)
Proceeds from restricted cash	500,311	-	500,311
Issuance of common stock, net of issuance costs	-	7,491,886	7,686,886
Notes payable, related parties	-	13,553	601,734
Notes payable	-	34,338	316,331

Net cash provided by financing activities	-	7,539,777	8,604,951

Net (decrease) increase in cash and cash equivalents	(4,121,148)	4,435,935	316,317

Cash and cash equivalents, beginning of periods	4,437,465	1,530	-

Cash and cash equivalents, end of periods	$316,317	$4,437,465	$316,317

Sahara Media Holdings, Inc.
(a development stage company)
Consolidated Statements of Cash Flows

			Period from
			inception
			(January 18, 2005)
	Years Ended		through
	December 31.		December 31,
	2009	2008	2009

Supplementary information:
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental disclosures of cash flow information:

Noncash Investing Activities

Issuance of common shares to acquire intangible asset	$-	$1,781,250	$1,781,250

Noncash Financing Activities

Issuance (receipt) of common shares to settle:
Share liability	$200,000	$-	$200,000
Unrealized loss on available-for-sale security	(4,500)	-	(4,500)
Escrow agreement - in treasury	(3,000)	-	(3,000)
Notes payable and accrued interest, related parties	-	601,734	601,734
Note payable and accrued interest	-	337,331	337,331
Advances, accrued expenses and other, related party	-	1,156,660	1,156,660
Accounts payable and accrued expenses	-	181,323	181,323
	$192,500	$2,277,048	$2,469,548

The accompanying notes are an integral part of these consolidated financial statements.

Sahara Media Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years ended December 31, 2009 and 2008

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

Sahara Media Holdings, Inc. is the parent company of Sahara Media, Inc., a Delaware corporation formed in January 2005 (“Sahara”), which is a development-stage company located in New York City. Since its formation, Sahara has concentrated on the development of its business strategy. Until March 2004, Vanguarde Media, an entity not affiliated with Sahara, published Honey Magazine, a publication aimed at the 18-34 urban female demographic. As a result of financial difficulties of Vanguarde Media, Honey Magazine ceased publishing.  Vanguarde Media filed for bankruptcy and in February 2005 Sahara through the bankruptcy proceedings purchased the “Honey” trademark for the class of paper goods and printed matter. Sahara launched Honey as an online magazine and social network targeting the 18-34 urban female demographic in March 2009.  The Company expects that the primary components of the business will be:

●	The online magazine Honeymag.com
●	The social network Hivespot.com, which will be re-launched under a new name with new capabilities
●	A database of names in the 18-34 urban female demographic (the “Honey Database")

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

The accounting rules for reverse acquisitions require that beginning September 17, 2008, the date of the reverse acquisition, the balance sheet reflects the assets and liabilities of Sahara and the equity accounts were recapitalized to reflect the newly capitalized company. The results of operations reflect the operation of Sahara for the periods presented.

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a deficit accumulated during the development stage amounting to approximately $10,738,000 as of December 31, 2009. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure additional working capital.  There can be no assurance that the Company will be profitable in the future or will be able to secure sufficient funding.  If the Company is not profitable and cannot obtain sufficient capital to fund operations, the Company may have to cease operations.   These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan with regards to this condition primarily includes the continuance of executing upon its business plan.  In accordance with this plan, the Company’s direct sales ad team signed its first advertising client in the second half of 2009 which generated $35,000 in revenues in 2009. Additionally, the Company has entered into advertising agreements with two Fortune 500 clients in the last half of 2009 and is currently negotiating additional agreements which are expected to be executed in 2010. The Company anticipates that with continued increases in traffic and impressions to its websites, that the Company will experience revenue growth beginning in 2010.  Additionally, the Company is presently working to raise capital through debt and equity financings. There can be no assurance that such revenues will reach anticipated amounts or that the Company will be able to raise additional capital to execute its strategy.

3.	Summary of Significant Accounting Policies

Codification
Effective July 1, 2009, the Accounting Standards Codification (“ASC”) became the FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sahara Media, Inc.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates
The preparation of the consolidated financial statements in accordance with U. S. generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates. The significant estimates and assumptions made by the Company include valuation allowances for deferred tax assets, valuation of share-based payments and the carrying value of its intangible assets.

Cash and Cash Equivalents
The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Property and Equipment
Property and equipment are carried at cost less accumulated depreciation.  Depreciation and amortization is recorded on the straight-line method over five to ten years, which approximates the estimated useful lives of the assets.  Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful lives of the assets are capitalized.  Upon sale or retirement, the cost and related accumulated depreciation and amortization are eliminated from the respective accounts and any resulting gain or loss is reported in the consolidated statement of operations.

Intangible Assets
The intangible assets, initially recorded at cost, are considered to approximate fair value at the time of purchase. Amortization is provided for on a straight-line basis over the estimated useful lives of the assets. The Company evaluates the recoverability of its intangible assets periodically and takes into account events or circumstances that warrant revised estimates of their useful lives or indicate that impairments exist. Management believes that based on an independent valuation as of December 31, 2009 that there is no impairment of the Company’s intangible assets. In December 2009, the Company acquired a database of double opt-in email addresses extracted from names in its current database.  In addition, in the fourth quarter of 2009, the Company began significant updates to its website which are expected to be completed in the second quarter of 2010.  The magazine trademark, list database and website development costs are amortized on the straight-line method over seven years, which approximates their estimated useful lives. Amortization of the email database and website costs incurred in the fourth quarter of 2009 begin when they have been placed into service, during the first quarter of 2010 and second quarter of 2010, respectively.

Revenue Recognition
Revenue is recognized when all of the following criteria are met:  (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectibility is reasonably assured.

Income Taxes
The Company accounts for income taxes using the asset and liability method.  Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Valuation allowances are provided, based upon the weight of available evidence, if it is more likely than not that some or all of the deferred tax assets will not be realized.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable.

The Company maintains its cash and cash equivalents in accounts with major financial institutions in the United States in the form of demand deposits and liquid money market funds.  Deposits in these institutions may exceed the amounts of insurance provided on such deposits There were no deposits subject to risk as of December 31, 2009. The Company has not experienced any losses on deposits of cash and cash equivalents.

Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. The dilutive effect of the outstanding stock warrants is computed using the treasury stock method. For the years ended December 31, 2009 and 2008, diluted loss per share does not include the effect of 10,394,034 and 10,294,034 stock warrants outstanding, respectively, as their effect would be anti-dilutive.

Equity-based Compensation
The Company accounts for equity based compensation transactions with employees under the provisions of ASC Topic No. 718, “Compensation, Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s equity instruments are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of the equity instrument is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to receive cash for the goods or services instead of paying with or using the equity instrument.

Advertising Expense
The Company expenses advertising costs as incurred. Advertising costs incurred in the years ended December 31, 2009 and 2008, and for the period from inception (January 18, 2005) through December 31, 2009 approximated $62,000, $-0- and $62,000, respectively.

Product Development
The Company expenses product development costs as incurred.  Product development costs for the years ended December 31, 2009 and 2008, and for the period from inception (January 18, 2005) through December 31, 2009 approximated $1,435,000, $297,000 and $2,248,000, respectively.

Fair Value of Financial Instruments
The Company measures certain financial and nonfinancial assets and liabilities in accordance with ASC Topic No. 820 “Fair Value Measurements and Disclosures” [see Note 14].

Investments
The Company accounts for its investment in fixed income security, as an available-for-sale security. The difference between cost and fair value, representing unrealized holding gains or losses, net of the related tax effect, if any, is recorded, until realized, as a separate component of stockholders’ equity.

The Company determined that since a quoted market price is not available and it has not yet obtained or developed the valuation model necessary to estimate fair value, and the cost of obtaining an independent valuation would be excessive considering the materiality of the instrument to the Company’s consolidated financial statements in accordance with paragraphs 50-16 through 50-19 of ASC Topic No. 825-10 “Financial Instruments” it is not practicable to estimate fair value of its investment in convertible debenture at this time and accounts for it at cost.

Reclassifications
Certain general and administrative expenses totaling approximately $54,000 and $157,000 in the year ended December 31, 2008 and the period from inception (January 18, 2005) through December 31, 2008, respectively, have been reclassified to product development to conform to the December 31, 2009 presentation.

4.	Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued, and the Company adopted, Accounting Standards Codification (“ASC”) Update No. 2010-05 “Escrowed Share Arrangements and the Presumption of Compensation” (“ASCU No. 2010-05”). ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically has been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds. In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized. The Company adopted ASCU No. 2010-05 effective January 1, 2010, although it has been in compliance with the SEC staff’s views on escrowed share arrangements, as it relates to future financings, the adoption of this update may have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

The Company adopted the provisions of ASC Topic No. 855, “Subsequent Events” (“ASC 855”), on a prospective basis.  The provisions of ASC 855 provide guidance related to the accounting for the disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued.  Effective February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which revised certain disclosure requirements. ASU No. 2010-09 did not have a significant impact on the Company’s consolidated financial statements. The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2009 through the issuance of the accompanying consolidated financial statements.

5.	Prepaid Expenses

In August 2009, the Company made an advance to an unrelated party of $35,000. The advance was non-interest bearing until the maturity date, which is November 15, 2009. This advance was made in connection with the Company’s receipt of free services for the use of the unrelated party's facilities. The Company accounted for the substance of this transaction as a cash for services event. As of December 31, 2009, $21,250 has been recorded as a prepaid expense which will be offset against future services, rendered to the Company.

6.	Intangible Assets

	December 31,	December 31,
	2009	2008

Magazine trademark	$618,673	$618,673
List database	2,717,653	2,606,250
Website development costs	749,754	550,000
Total intangibles	4,086,080	3,774,923
Less: accumulated amortization	818,735	350,498
Intangibles, net	$3,267,345	$3,424,425

In December 2009, the Company incurred $111,403 to acquire a list database comprised of double opt-in email addresses extracted from names in its current database.  Additionally in 2009, the Company incurred $199,754 in website development costs, of which $162,534 is in progress as of year end. Amortization of the newly acquired list database will begin in the first quarter of 2010. Amortization of the capitalized website costs, which will be over seven years, will begin when the projects have been completed and placed into service, which is expected to be in the second quarter of 2010. Such amortization is not included in the estimated future amortization table below. Amortization expense for the years ended December 31, 2009 and 2008, and for the period from inception (January 18, 2005) through December 31, 2009 amounted to $468,237, $88,382 and $818,735, respectively.

Estimated amortization expense for the next five years is as follows:

Years ended
December 31,
2010	$561,000
2011	561,000
2012	475,000
2013	472,000
2014	472,000
Thereafter	564,000
$3,105,000

7.	Property and Equipment

	December 31,	December 31,
	2009	2008

Office furniture and equipment	$31,933	$27,809
Less accumulated depreciation	7,332	1,328

Property and equipment, net	$24,601	$26,481

Depreciation expense for the years ended December 31, 2009 and 2008, and for the period from inception (January 18, 2005) through December 31, 2009 amounted to $6,004, $1,328 and $7,332, respectively.

8.	Investments

Available-for-sale security

In August 2009, the Company purchased a corporate bond with a face amount of $500,000, at par, and has classified this investment as an available-for–sale security, which matures in August 2024.  Interest will accrue on the bond in the first year at a rate of 12% per annum and in years two to maturity, subject to the financial institution’s redemption right, at a  variable rate per annum equal to six times the difference, if any, between the 30-Year Constant Maturity Swap (“30CMS”) and the 2-Year Constant Maturity Swap Rate (“2CMS”) for the related quarterly interest payment period; subject to the maximum interest rate of 25% per annum and a minimum interest rate of 0% per annum.  As of December 31, 2009, this variable rate approximated 20.94% per annum.

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

In December 2009, bonds with a face amount of $200,000 were sold for $199,128, which included accrued interest of $3,133. The Company realized a loss on the sale of $4,005.  As of December 31, 2009, the estimated market value of the remaining bond, with a face value of $300,000, was $295,500 and an unrealized loss of $4,500 has been recorded as accumulated comprehensive loss in stockholders’ equity at December 31, 2009.

Investment at cost

In October 2009, the Company purchased a convertible debenture from a software development company with a face amount of $45,000. The debenture is non-interest bearing and is redeemable by the issuer two years and one day after closing, on or around October 5, 2011 (the “Maturity Date”). If the debenture is not redeemed by the issuer on or before the maturity date, the Company has the right to convert the debenture into an approximate 1% equity interest in the issuer.

9.	Line of Credit

In February 2009, the Company secured a $500,000 line of credit with a financial institution which was due in February 2010.  The Company did not utilize this facility.  In connection with this line of credit, the Company was required to deposit $500,000 with the lending institution which served as collateral against the line.   In April 2009, this facility was terminated and the deposit was released.

10.	Stockholders’ Equity

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

On September 17, 2008, Mac Filmworks, Inc. (formerly “MFI”, now known as Sahara Media Holdings, Inc.) (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sahara Media Acquisitions, Inc. a Delaware corporation.  Pursuant to the Merger Agreement, Sahara Media Acquisitions, Inc. merged into Sahara Media, Inc.  ("Sahara") such that Sahara Media Inc., became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company  issued 18,150,000 shares of their common stock to the shareholders of Sahara (the “Acquisition Shares”) (subject to the placement of 5,000,000 Acquisition Shares in escrow pursuant to the Escrow Agreement (defined below)) representing approximately 58.9% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger and the Private Placement (defined below), and the outstanding shares of common stock of Sahara were transferred to the Company and cancelled.

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

On June 17, 2008, Sahara issued 13,363,390 common shares, of which 5,000,000 shares were placed in escrow (see Escrow Shares), valued at $0.10 per share, to Sahara Entertainment, LLC, a related party, to settle a note payable and advances aggregating $1,303,843 in the amount of $462,074 including accrued interest of $61,074 and assumption of liabilities on behalf of the Company amounting to $841,769.  In connection with this transaction 1,147,500 previously issued shares were cancelled.

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

The Company recorded $-0-, $107,942 and $210,616 of interest expense for the years ended December 31, 2009 and 2008, and the period from inception (January 18, 2005) through December 31, 2009, respectively.

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

The warrants were valued using the Black-Scholes pricing model with the following weighted average assumptions: 0% dividend yield; risk free interest of 2.52%:  volatility of 94.80%; and an expected life of 5 years. The warrants vest immediately and are exercisable on a cashless basis , which represents stock settled stock appreciation rights.
.

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

Shares held in Escrow

The Company entered into a securities escrow agreement (the “Securities Escrow Agreement”) with Sahara, the shareholders of Sahara named in the escrow agreement (the “Sahara Escrow Shareholder”), and the Company’s corporate counsel, as escrow agent.  Pursuant to the Securities Escrow Agreement, the Sahara Escrow Shareholder agreed to place 5,000,000 of the Acquisition Shares (the “Escrow Shares”) into an escrow account. The Escrow Shares will be released to the Sahara Escrow Shareholder, or returned to the Company for cancellation if not released, based upon the achievement of certain performance thresholds as set forth below:

(a)
If the Company launches the online magazine Honeymag.com six months after the Closing Date (the “First Performance Threshold”), 20% of the Escrow Shares will be released to the Escrow Shareholder.  Honemag.com was launched March 5, 2009. Therefore the First Performance Threshold was met and 20% of the Escrow Shares were released to the Escrow Shareholder.

(b)
If the Company launches the social network Hivespot.com seven months after the closing date (the “Second Performance Threshold”), 20% of the Escrow Shares will be released to the Sahara Escrow Shareholder.  Hivespot.com was launched March 5, 2009. Therefore the Second Performance Threshold was met and 20% of the Escrow Shares were released to the Escrow Shareholder.

(c)
In the event that, from the period from the launch of the online magazine Honeymag.com, until nine months after the Closing Date, the average number of monthly viewed impressions of the Company’s online magazine Honeymag.com is at least 300,000 (the “Third Performance Threshold”), 20% of the Escrow Shares will be released to the Sahara Escrow Shareholder. The Third Performance Threshold has been met and 20% of the Escrow Shares were released to the Escrow Shareholder.

(d)
In the event that the Company’s social networking site Hivespot.com has at least 200,000 pre-registered users on September 30, 2009 (the “Fourth Performance Threshold”), 20% of the Escrow Shares will be released to Sahara Escrow Shareholder. The Fourth Performance Threshold has been met and 20% of the Escrow Shares were released to the Escrow Shareholder.

(e)
In the event that the Company either has revenue of at least $1,000,000 for the year ending December 31, 2009, or accounts receivable of at least $1,000,000 as of December 31, 2009, as disclosed in the Company’s audited financial statements included in the Company’s Form 10-K for the year ending December 31, 2009 filed with the SEC (the “Fifth Performance Threshold”), 20% of the Escrow Shares will be released to the Sahara Escrow Shareholder. The Fifth Performance Threshold has not been met and 20% of the Escrow Shares were effectively returned to the Company as treasury stock on December 29, 2009.

John Thomas Bridge and Opportunity Fund

On September 17, 2008, the Company issued 500,000 common shares, valued at $1.25 per share, and five year warrants, with a fair value of $439,128 to purchase 500,000 shares of common stock at an exercise price of $1.50 per share to the John Thomas Bridge and Opportunity Fund (“JTBO”), as additional consideration to complete the equity financing. The warrants vest immediately and are exercisable on a cashless basis, which represents  stock settled stock appreciation rights.

The Company entered into a Securities Purchase Agreement, also dated July 1, 2008, pursuant to which the Company issued a 12% Senior Secured Debenture (“Debenture”) in the principal amount of $500,000, bearing interest at the rate of 12% per annum, $80,000, of which, such proceeds were subsequently released to third parties to pay fees with the balance of $420,000 remitted to the Company. The Debenture was subsequently paid with proceeds received in the private placement.

The Securities Purchase Agreement secured certain U.S. trademark registrations for all of the Company’s publications, and all of the Company’s databases as collateral security for the prompt payment in full when due.  In addition, for consideration of a $50,000 payment, a Security Agreement with BPA Associates, under common ownership, was executed whereby BPA agreed to secure the payment on the Debenture with certain assets of the Company, including the database which contains information vital to the business of the Company.

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
. The warrants vest over a three year period on the anniversary of the issuance date and are recognized pro-rata over the vesting period, as required for non-employees.

The Company recorded $128,017 as a capital raising cost as an offset to additional paid-in capital.

Effective December 31, 2008, the contract with Marathon was terminated.  Per the termination agreement, 200,000 of the original warrants were cancelled.  The Company recorded approximately $31,000 of equity based compensation for the year ended December 31, 2009, relating to the remaining 100,000 warrants.

Aurelian Investments, LLC

In connection with a consulting agreement (the “Agreement”) entered into with Aurelian Investments, LLC (“Aurelian”) on August 13, 2008, the Company was required to issue a total of 200,000 common shares and five-year warrants to purchase 200,000 common shares with an exercise price of $1.50 per share for services rendered by Aurelian in connection with the Recapitalization that was consummated on September 17, 2008 (the “Recapitalization”).  Fifty thousand of the 200,000 common shares were issued on September 17, 2008 (date of Recapitalization) and such shares were properly reflected in the financial statements since that time at $1.25 per share.  An additional 100,000 shares and warrants to purchase 100,000 shares of common stock were issued through the year ended December 31, 2009.

The value ascribed to the 100,000 common shares issued through the year ended December 31, 2009 and the remaining 50,000 common shares still due the consultant is based on the stock price as of the date of the Recapitalization ($1.25). The total value of such shares amounts to $187,500.  The value ascribed to the warrants is based upon the Black-Scholes Option Pricing Model.  The weighted average assumptions were based upon data as of September 17, 2008: volatility 94.8%, dividend yield 0%, risk free interest rate 2.52%, and an expected life of 5 years.  The fair value of the warrants at the date of the Recapitalization was $174,000.  The balance of the shares (50,000) and warrants to purchase shares (100,000) are scheduled to be issued in 2010, and have been recorded as a component of stockholders’ equity.

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

Additional  Issuances

Common stock issuances

In April 2009, the Board of Directors approved, and on May 6, 2009, the Company issued, 50,000 shares of common stock, valued at $150,000, to two individuals on behalf of Investor Relations Group (“IRG”) for consulting services rendered (see Note 13).

In April 2009, the Board of Directors approved, and on May 6, 2009, the Company issued 16,668 shares of common stock, valued at $50,000, to third parties for financial consulting services rendered to the Company.

Effective December 15, 2009, the Company issued 13,000 shares of common stock, valued at $7,280 ($0.56 per share), to an individual per a settlement and release agreement between the Company and the individual regarding asserted shares owed to such individual. The amount was recorded as share-based expense in the year ended December 31, 2009.

See “Services Arrangement” in Note 12 for additional common stock issuance information.

Warrant issuances

Warrants issued to promissory note holders

In 2006, the Company issued warrants to certain holders of promissory notes at various dates that entitle them to purchase common shares of the Company.  All warrants granted vested immediately. The fair value of the warrants was estimated using the intrinsic value method. The fair value of the common stock related to these warrant issuances approximated $0.02 as determined based on services rendered by a consultant in the amount of $4,000 in exchange for 200,000 warrants in 2006.  The Company has ascribed a value of approximately $9,000 to these warrants.  These warrants were cancelled in 2008.

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

Warrant activity for non-employees during the period of inception (January 18, 2005) through December 31, 2009 is as follows:

			Weighted
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Warrant	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term (Years)	Value
Granted during 2006	200,000	$0.01
Balance at December 31, 2006	200,000	$0.01
Granted during 2007	--	--
Balance at December 31, 2007	200,000	$0.01
Granted during 2008	10,494,034	$2.23
Exercised during 2008	--	$--
Forfeited/cancelled during 2008	(400,000)	$0.75
Outstanding, December 31, 2008	10,294,034	$2.25
Granted during 2009	100,000	$1.50
Exercised during 2009	--	$--
Outstanding, December 31, 2009	10,394,034	$2.24	3.76	-0-

Exercisable shares, December 31, 2009	10,327,367	$2.25	3.72	-0-

		Weighted
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Granted during 2006 (none granted during 2007)	200,000	$0.02
Non-vested December 31, 2007 and 2006	200,000	$0.02
Granted during 2008	10,494,034	$0.79
Vested during 2008	(10,194,034)	$0.79
Forfeited during 2008	(400,000)	$0.12
Non-vested, December 31, 2008	100,000	$0.22
Granted during 2009	100,000	$0.87
Vested during 2009	(133,333)	$0.80
Non-vested, December 31, 2009	66,667	$0.57

Equity Compensation Plan

In January 1998, the Company’s board of directors approved a stock option plan under which 16,667 shares of common stock have been reserved for issuance. No options have been granted under this plan

Share Liability

In February 2009, the Company entered into a four-month agreement for consulting services. The agreement, in addition to cash compensation of $31,950, provides for the Company issuing 20,000 shares of its common stock valued at $60,000 to the consultant. The Company recorded an amount of $60,000 as share liability, which represents the value of the pro rata shares earned per the contract.  There had been no shares issued under the agreement. During the fourth quarter of 2009, through mutual agreement between the consultant and the Company, it was decided the shares would no longer be required to be issued. As a result, in the quarter ended December 31, 2009, the Company reversed the $60,000 of stock-based expense and related share liability.

In February 2009, the Company entered into a one year consulting agreement with Hanover Capital Corporation (“Hanover”). Per the agreement, the Company will issue Hanover a total of 450,000 restricted common shares valued at $3.00 per share ($1,350,000) on a pro rata basis over a period of six months during the term of the agreement. As of December 31, 2009, the shares have not been issued and the Company has recorded a liability of $1,350,000 relating to the common stock required to be issued under this agreement and has recognized $1,350,000 of expense for the year ended December 31, 2009. The shares of stock are expected to be granted during 2010 (See Note 13).

See “Services Arrangement” in Note 12 for additional Share Liability information.

Treasury Stock

Effective December 29, 2009, 1,000,000 shares of common stock valued at $3,000 ($0.003 per share), which were issued pursuant to the Merger Agreement, were returned to the Company as treasury stock by the Sahara Escrow Shareholders (see “Shares held in Escrow” above).

11.	Income Taxes

The Company has provided a valuation allowance for the full amount of its net deferred tax assets because the Company has determined that it is more likely than not that they will not be realized.

As of December 31, 2009, the Company has federal and state net operating loss carryforwards of approximately $6,460,000 and $6,447,000, respectively, available to reduce future taxable income and which expire at various dates through 2029.

Net deferred tax assets consist of the following:

	December 31, 2009	December 31, 2008

Net operating loss carryforwards	$2,907,000	$1,184,000
Amortization of intangible assets	196,000	62,000
Share-based payments	1,263,000	--
Net deferred tax assets	4,366,000	1,246,000
Valuation allowance	(4,366,000)	(1,246,000)
Net deferred tax assets	$--	$--

The valuation allowance increased by approximately $3,120,000, $903,000 and $4,366,000 during the years ended December 31, 2009 and 2008, and the period from inception (January 18, 2005) through December 31, 2009, respectively.
Under the provisions of Section 382 of the Internal Revenue Code, certain substantial changes in the Company’s ownership result in a limitation on the amount of net operating loss carry forwards which can be used in future years.

12.	Related Party Transactions

Notes payable, Related Party – Interest Expense
There were no related party notes payable as of December 31, 2009 or 2008. The Company recorded related party interest expense of $-0-, $17,053 and $96,735 for the years ended December 31, 2009 and 2008, and the period from inception (January 18, 2005) through December 31, 2009, respectively.

Lease Agreement
Effective December 1, 2009, the Company entered into a two year lease agreement with Sahara Entertainment, LLC (“SELLC”), an entity wholly-owned by the Company’s Chief Executive Officer (“CEO”). The lease term is effective from December 1, 2009 through November 30, 2011, with an option available to the Company to renew for a third year, at $84,000 per annum ($7,000 per month) (See Note 13). The agreement provides for a $15,000 security deposit, which was paid in March 2010. Among other terms, the lease calls for the Company to pay for certain expenses, such as utilities and maintenance.  As of December 31, 2009, $7,000 in accrued rent expense is owed to SELLC.

Services Arrangement
The Company has an arrangement with AG Unlimited International LLC ("AG"), whereby AG manages all licensing agreements on behalf of Sahara. The principal of AG became the spouse of the Company's CEO, during the quarter ended September 30, 2009. The terms of the contract, which was signed November 2009 but effectively began October 2008, provide a monthly fee of $10,000 until such time the contract is cancelled by either party, as well as the issuance of 100,000 shares of the Company’s common stock. The shares of common stock issuable under the agreement are non-forfeitable and were approved for issue by the Company’s Board of Directors and issued in February 2010. The value of the shares, $35,000 ($0.35 per share), is included in production cost for the year ended December 31, 2009. The Company accounted for 25,000 shares (25%),valued at $8,750, as issued effective December 31, 2009 and recorded 75,000 shares (75%), valued at $26,250,as share liability. Expenses (non share-based) incurred in connection with services provided by AG amounted to $120,000, $30,000, and $150,000 for the years ended December 31, 2009 and 2008 and for the period from inception (January 18, 2005) through December 31, 2009, respectively.
The Company had an arrangement with a member of its Board of Directors to provide legal services on an as needed basis which was cancelled in 2009. The member was paid a total of $20,000, $-0-, and $20,000 in the years ended December 31, 2009 and 2008 and for the period from inception (January 18, 2005) through December 31, 2009, respectively.

13.	Commitments and Contingencies

Rent expense
In October 2008, the Company entered into a new three year lease for office space, expiring in September 2011. Monthly payments under the lease commence at $9,000 per month and increase to $9,600 per month. The lease commitment is guaranteed by an officer of the Company. In conjunction with this lease the Company has recorded a security deposit of $37,200 which was increased to $46,200 in 2009.  Prior to the inception of this lease agreement, the Company leased office space on a month-to-month basis at an amount of approximately $4,000 per month.

In December 2009, the Company entered into a two year lease with a related party (See Note 12), expiring in November 2011. Payments under the lease are $7,000 per month.

Rent expense was approximately $116,000, $82,000 and $348,000 for the years ended December 31, 2009 and 2008 and the period from inception (January 18, 2005) through December 31, 2009, respectively.

Approximate future minimum annual lease payments are as follows:

Years Ended
December 31,

2010	$197,000
2011	163,000
$360,000

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

Employment Agreement
Effective February 18, 2009, the Company entered into an employment agreement with its CEO.  Terms of the agreement include: an annual salary of $300,000, $325,000 and $350,000 over its three year period; a signing bonus of $155,000; and as soon as practicable after the effective date, the Company shall grant to the CEO an option to purchase 3,000,000 shares of Company common stock at an exercise price of $2.00 per share or in another form as acceptable to the Company’s Board of Directors.

Approximate future commitments under the agreement are as follows:

Years Ended
December 31,

2010	$322,000
2011	347,000
2012	44,000
$713,000

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

In February 2009, the Company entered into a consulting agreement with Hanover Capital Corporation (“Hanover”). Terms of the agreement include an initial payment of $5,000 and $4,000 per month during the one year term of the agreement.  Per the agreement, the Company will issue Hanover a total of 450,000 restricted common shares. Effective November 2009, the Company cancelled the remaining term of the agreement, but has agreed to issue the total 450,000 restricted common shares provided in the agreement (See Note 10).

Significant Concentration

In 2009, one customer generated 90% of revenues.

14.	Fair Value Measurements

The Company measures certain financial and non-financial assets and liabilities at fair value using inputs that are observable or unobservable.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

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

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for major categories of the Company’s financial assets measured at fair value on a recurring basis:

	December 31, 2009				December 31, 2008
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Available-for-sale-security	$295,500	$--	$--	$295,500	$--	$--	$--	$--

(b) Fair Value Measurements of Other Financial Instruments

With regard to the Company’s financial instruments that are not required to be carried at fair value, carrying amounts for note receivable and other receivables approximate fair value due to their short maturities.

15.	Subsequent Events

In January 2010 and February 2010, the Board of Directors approved, and the Company issued, 3,344,999 shares and 5,000 shares of common stock, respectively, to employees (including Board members) and non-employees for services rendered in 2009. The shares were valued at $0.35 per share, $1,170,750 and $1,750, respectively, the fair value at December 31, 2009. The Company accrued a liability for the stock-based compensation to employees (and directors) and non-employees of $1,135,750 (3,244,999 shares) and $36,750 (105,000 shares), respectively, in the year ended December 31, 2009. In the first quarter of 2010, the Company will incur additional stock-based compensation to employees (and directors) of $421,850 and to non-employees of $12,500 based on the fair value of the shares of common stock at the grant date.

On March 4, 2010, the Company entered into an Investment Banking, Strategic Advisory and Consulting Agreement (the “IB Agreement”) with JTF, whereby the Company engaged JTF to render such investment banking, advisory and consulting services as defined in the IB Agreement. The investment banking services, which among other possible assisted transactions, will include the offering for sale of a series of convertible preferred stock up to a maximum of $9,000,000 for which JTF will be separately compensated as defined in the IB Agreement and , will be in effect for a two year period commencing March 4, 2010. The consulting services will be for a two year period, at $10,000 per month, commencing on the closing of the $1,000,000 minimum amount of the offering, as defined in the IB Agreement.

On March 24, 2010, the Company entered into a Purchase Agreement (‘Purchase Agreement”) with JTBO and other potential investors (collectively the “Investor”), whereby the Company agreed to sell and the Investor agreed to purchase (i) a debenture in the principal amount of a minimum of $490,000 and a maximum of up to $980,000, bearing interest at the rate of 16% per annum, and (ii) a minimum of 1,000,000 shares and a maximum of up to 2,000,000 shares of Company common stock issued for a minimum of $10,000 and a maximum of up to $20,000 of consideration, as defined in the debenture (“Debenture”) and stock purchase agreement (“Stock Purchase Agreement”).

On March 24, 2010, JTBO purchased a Debenture in the principal amount of $490,000, bearing interest at 16%. The Debenture is due on September 30, 2010. The Company may extend the Debenture’s maturity date by three month periods if by the maturity date, the Company notifies JTBO and delivers to JTBO 1,000,000 shares of the Company’s common stock as consideration for the extension. Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the Debenture. In addition, pursuant to the Stock Purchase Agreement, JTBO purchased 1,000,000 shares of common stock for consideration of $10,000. The Company also agreed to issue JTBO 200,000 shares of the Company’s common stock in connection with the closing of the financing. The Company incurred financing costs of $417,500 ($290,000 of which is share-based) in connection with the sale of the debenture and common stock which will be amortized over the term of the debenture. In connection with this investment the investor has been granted piggy back registration rights.

On April 14, 2010, pursuant to the Purchase Agreement, another investor purchased a Debenture in the principal amount of $245,000, bearing interest at 16%. The Debenture is due on October 14, 2010. The Company may extend the Debenture’s maturity date by three month periods if by the maturity date, the Company notifies the investor and delivers to the investor 500,000 shares of the Company’s common stock as consideration for the extension. Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the Debenture. In addition, pursuant to the Stock Purchase Agreement, the investor purchased 500,000 shares of common for consideration of $5,000.

On April 14, 2010, the Company borrowed $65,000 from its CEO for working capital purposes. The promissory note bears interest at 9% per annum and is secured by certain assets of the Company. Principal and all accrued and unpaid interest to the date of repayment will be paid through the issuance of shares of the Company’s common stock at a rate of $0.50 per share. The entire unpaid portion of the note, together with all accrued interest through the date of payment may be declared immediately due and payable by the CEO upon the attaining of certain capital funding by the Company, as defined in the agreement.