Form 10-Q
period 2010-03-31
YOUBLAST GLOBAL, INC.
filed 2010-05-14
CIK 1131166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

COMMISSION FILE NUMBER 000-52363

YOUBLAST GLOBAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2820999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Greene Street, 4th Floor New York, New York	10012
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (212) 343-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 7, 2010 there were 34,691,709 outstanding shares of the Registrant's Common Stock, $.003 par value.

YOUBLAST GLOBAL, INC.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	3

Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited) and for the period from inception (January 18, 2005) through March 31, 2010 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three months ended March 31, 2010 (unaudited) and for the period from inception (January 18, 2005) through March 31, 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited) and for the period from inception (January 18, 2005) through March 31, 2010 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4T. Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. (Removed and Reserved)	33

Item 5. Other Information	33

Item 6. Exhibits	33

SIGNATURES	34

YOUBLAST GLOBAL, INC.

PART I Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage enterprise)
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,924	$316,317
Accounts receivable	30,000	-
Deferred financing costs	412,912	-
Prepaid expenses and other	20,550	49,539
Available-for-sale security	-	295,500
Total current assets	539,386	661,356

Property and equipment, net	23,031	24,601
Intangible assets, net	3,240,564	3,267,345
Security deposits	61,200	46,200
Investment at cost	45,000	45,000
Deposits	12,000	20,000

Total assets	$3,921,181	$4,064,502

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$214,352	$1,400,852
Notes payable	490,000	-
Share liability	1,350,000	1,376,250
Total current liabilities	2,054,352	2,777,102

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock, $0.003 par value; 50,000,000 shares authorized; ;
35,691,709 shares issued and 34,691,709 shares outstanding
at March 31, 2010; 31,066,710 shares issued and 30,066,710
outstanding at December 31, 2009	107,075	93,200
Additional paid-in capital	13,863,347	11,939,664
Accumulated other comprehensive loss	-	(4,500)
Deficit accumulated during the development stage	(12,100,593)	(10,737,964)
	1,869,829	1,290,400
Less: Treasury stock - (1,000,000 common shares) at cost	(3,000)	(3,000)
Total stockholders' equity	1,866,829	1,287,400

Total liabilities and stockholders' equity	$3,921,181	$4,064,502

See accompanying notes to financial statements.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage enterprise)
Consolidated Statements of Operations (Unaudited)

			Period from inception
			(January 18,
	Three Months Ended		2005) through
	March 31,		March 31,
	2010	2009	2010

Revenue	$30,523	$3,472	$104,920

Costs and expenses:
Product development	377,214	215,677	2,624,914
Selling and marketing	16,097	82,514	605,817
General and administrative	989,772	1,129,489	8,808,072

Loss from operations	(1,352,560)	(1,424,208)	(11,933,883)

Interest income	2,028	6,628	60,008
Interest expense	(1,504)	-	(115,385)
Loss on sale of available-for-sale security	(6,005)	-	(10,010)
Amortization - deferred financing costs	(4,588)	-	(4,588)
Interest expense- related party	-	-	(96,735)

Net loss	$(1,362,629)	$(1,417,580)	$(12,100,593)

Basic and diluted loss per share	$(0.04)	$(0.05)

Weighted average common shares
- basic and diluted	33,294,654	30,812,042

See accompanying notes to financial statements.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the Period from Date of Inception (January 18, 2005)
through March 31, 2010 (Unaudited)

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

See accompanying notes to financial statements.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the Period from Date of Inception (January 18, 2005)
through March 31, 2010 (Unaudited)

				Accumulated	Deficit
				Other	Accumulated			Total
			Additional	Comprehensive	During the			Stockholders'
	Common Stock		Paid-in	Income	Development	Treasury Stock		Equity
	Shares	Amount	Capital	(Loss)	Stage	Shares	Amount	(Deficiency)

Issuance of common stock to investors net of issuance costs
of $2,370,478 for private placement	6,526,159	19,578	5,768,310					5,787,888
Issuance of common stock as additional consideration for bridge loan	500,000	1,350	(1,350)					-
Issuance of common stock as additional consideration for
for private placement brokerage	3,000,000	9,000	(9,000)					-
Issuance of common stock to consultant for services	100,000	300	(300)					-
Issuance of common stock to consultant for services
related to private placement	50,000	150	(150)					-
Issuance of common stock as additional consideration
for legal services related to private placement	250,000	750	(750)					-
Issuance of common stock to investors net of issuance costs
of $242,897 for private placement	1,417,883	4,254	1,525,102					1,529,356
Stock based compensation for warrants issued to consultant	-	-	10,815					10,815
Net loss				-	(2,034,056)	-		(2,034,056)
Balance at December 31, 2008	30,812,042	92,436	11,690,851	-	(3,994,456)	-	-	7,788,831

Components of comprehensive loss, net of tax:
Net Loss					(6,743,508)			(6,743,508)
Unrealized holding loss on available-for-sale security				(4,500)				(4,500)
Total comprehensive loss								(6,748,008)

Issuance of common stock to consultants for services
accrued in share liability	66,668	200	199,800					200,000
Issuance of common stock to consultant for services	150,000	450	(450)					-
Stock based compensation for warrants issued to consultants	-	-	30,547					30,547
Issuance of common stock to related party for services	25,000	75	8,675					8,750
Issuance of common stock per settlement agreement	13,000	39	7,241					7,280
Receipt of common stock for settlement under escrow share agreement			3,000			1,000,000	(3,000)	-
Balance at December 31, 2009	31,066,710	$93,200	$11,939,664	$(4,500)	$(10,737,964)	1,000,000	$(3,000)	$1,287,400

Components of comprehensive loss, net of tax:
Net Loss					(1,362,629)			(1,362,629)
Reclassification adjustment for loss included in net loss				4,500				4,500
Total comprehensive loss								(1,358,129)

Issuance of common stock to employees and directors for services accrued	3,244,999	9,735	1,547,865					1,557,600
Issuance of common stock to consultants for services accrued	105,000	315	48,935					49,250
Issuance of common stock to related party for services accrued in
share liability	75,000	225	26,025					26,250
Issuance of common stock as additional consideration for notes payable	200,000	600	49,400					50,000
Issuance of common stock for cash and as additional
consideration for notes payable	1,000,000	3,000	247,000					250,000
Stock based compensation for warrants issued to consultant	-	-	4,458					4,458
Balance at March 31, 2010 (Unaudited)	35,691,709	$107,075	$13,863,347	$-	$(12,100,593)	1,000,000	$(3,000)	$1,866,829

See accompanying notes to financial statements.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)

			Period from
			inception
			(January 18, 2005)
	Three Months Ended		through
	March 31.		March 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(1,362,629)	$(1,417,580)	$(12,100,593)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	141,697	61,423	967,764
Stock-based compensation	421,850	-	1,557,600
Stock-based consulting expense	16,958	10,815	111,100
Share liability	-	355,147	1,576,250
Loss on sale of available-for-sale security	6,005	-	10,010
Amortization of deferred financing costs	4,588	-	4,588
Amortization of debt discount	-	-	21,000
Issuance of stock as additional consideration for bridge loan	-	-	62,500
Changes in assets and liabilities:
Accounts receivable	(30,000)	-	(30,000)
Prepaid expenses and other	28,989	16,235	(20,550)
Security deposits	(15,000)	-	(61,200)
Accounts payable and accrued expenses	(14,000)	(13,280)	350,930
Accrued expenses, related parties	-	-	235,193
Accrued salary, related parties	-	-	525,000
Subscription liability	-	-	406,000

Net cash used in operating activities	(801,542)	(987,240)	(6,384,408)

Cash flows from investing activities:
Proceeds from sale of available-for-sale security	293,995		489,990
Capitalization of website development costs	(113,346)	(30,500)	(863,100)
Acquisition of intangible asset	-	-	(111,403)
Acquisition of intangible assets - related party	-	-	(825,000)
Acquisition of trademark intangibles	-	-	(618,673)
Acquisition of property and equipment	-	-	(31,933)
Purchase of available-for-sale security	-	-	(500,000)
Purchase of non-marketible security	-		(45,000)
Deposits on acquisition agreements	20,000	-	-
Deposit on investment	(12,000)	-	(12,000)
Cash in escrow	-	40,000	-

Net cash provided by (used in) investing activities	188,649	9,500	(2,517,119)

Cash flows from financing activities:
Proceeds from notes payable	490,000	-	806,331
Payments for financing costs	(127,500)	-	(127,500)
Issuance of common stock, net of issuance costs	10,000	-	7,696,886
Payment made to restricted cash	-	(500,311)	(500,311)
Proceeds from restricted cash	-	-	500,311
Notes payable, related parties	-	-	601,734

Net cash provided by (used in) financing activities	372,500	(500,311)	8,977,451

Net (decrease) increase in cash and cash equivalents	(240,393)	(1,478,051)	75,924

Cash and cash equivalents, beginning of periods	316,317	4,437,465	-

Cash and cash equivalents, end of periods	$75,924	$2,959,414	$75,924

See accompanying notes to financial statements.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)

			Period from
			inception
			(January 18, 2005)
	Three Months Ended		through
	March 31.		March 31,
	2010	2009	2010

Supplementary information:
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental disclosures of cash flow information:

Noncash Investing Activities

Issuance of common shares to acquire intangible asset	$-	$-	$1,781,250

Noncash Financing Activities

Issuance (receipt) of common shares to settle:
Share liability	$26,250	$-	$226,250
Deferred financing costs	290,000	-	290,000
Accounts payable and accrued expenses	1,172,500	-	1,353,823
Escrow agreement - in treasury	-	-	(3,000)
Notes payable and accrued interest, related parties	-	-	601,734
Note payable and accrued interest	-	-	337,331
Advances, accrued expenses and other, related party	-	-	1,156,660
	1,488,750	-	3,962,798

Unrealized loss on available-for-sale security - realized in period	4,500	-	-

Total Noncash Financing Activities	$1,493,250	$-	$3,962,798

See accompanying notes to financial statements.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months ended March 31, 2010 and 2009

[Unaudited]

1.	Nature of Business

YouBlast Global, Inc. is a Delaware corporation organized on September 26, 1997 under the name Keystone Entertainment, Inc. On September 26, 2008, the corporate name was changed to Sahara Media Holdings, Inc. On April 26, 2010, the corporate name was changed to YouBlast Global, Inc.

YouBlast Global, Inc. is a development-stage company and is the parent company of Sahara Media, Inc., a Delaware corporation formed in January 2005 (“Sahara”), also a development-stage company located in New York City (collectively YouBlast Global, Inc. and Sahara are referred to as the “Company”). Since its formation, Sahara has concentrated on the development of its business strategy. Sahara purchased the “Honey” trademark from the former publisher of Honey Magazine for the class of paper goods and printed matter (which relates to printed publications). Sahara re-launched Honey as an online magazine along with Hivespot, a social network, targeting the 18-34 urban female demographic in March 2009.  Hivespot has served as the Beta version of the youblast social network which is in development and is expected to launch in the third quarter of 2010. The Company expects that the primary components of the business will be:

●	Online ad sales on our social network youblast and magazine Honeymag.com
●	Individual subscription account upgrades (freemium) on youblast
●	Transaction fees
●	Enterprise solutions

2.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and notes necessary for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of March 31, 2010 and the consolidated results of operations and cash flows for the three months ended March 31, 2010 and 2009 and the period from inception (January 18, 2005) through March 31, 2010. Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the consolidated financial statements of the Company contained in its Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a deficit accumulated during the development stage period (January 18, 2005 through March 31, 2010) amounting to approximately $12.1 million. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to invest funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure additional financing to fund its working capital requirements.  There can be no assurance that the Company will be profitable in the future or will be able to secure sufficient funding.  If the Company is not profitable and cannot obtain sufficient capital to fund operations, the Company may have to cease operations.   These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan with regards to this condition primarily includes executing upon its revised business plan, which includes the launch of the youblast social network in the third quarter of 2010. In addition, the Company’s direct sales ad team signed its first advertising client in the second half of 2009 which generated $35,000 and $30,000 in revenues in the fourth quarter of 2009 and first quarter of 2010, respectively. Additionally, the Company is presently working to raise capital through debt and equity financings. There can be no assurance that such revenues will reach anticipated amounts or that the Company will be able to raise additional capital to execute its strategy.

3.    Summary of Significant Accounting Policies

Additional significant accounting policies followed by the Company are set forth in Note 2 to the Company’s audited consolidated financial statements included in Form 10-K for the year ended December 31, 2009.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sahara Media, Inc.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates. The significant estimates and assumptions made by the Company include the lives assigned to its finite tangible and intangible assets and the tests for impairment of these long-lived assets, the valuation allowances for deferred tax assets and the assumptions utilized in the valuation of share-based payment agreements.

Accounts Receivable and Allowance For Doubtful Accounts
An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. Management determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. Based on these evaluations management deems no allowance for doubtful accounts to be necessary at this time.

Intangible Assets
The intangible assets, initially recorded at cost, are considered to approximate fair value at the time of purchase. Amortization is provided for on a straight-line basis over seven years, the estimated useful lives of the assets. The Company evaluates the recoverability of its intangible assets periodically and takes into account events or circumstances that warrant revised estimates of their useful lives or indicate that impairments exist. Management believes based on an independent valuation as of December 31, 2009 and no impairment events or conditions being identified in 2010, that there is no impairment of the Company’s intangible assets as of March 31, 2010.

Revenue Recognition
Revenue is recognized when all of the following criteria are met:  (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and, (4) collectibility is reasonably assured.

Income Taxes
The Company accounts for income taxes using the asset and liability method.  Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Valuation allowances are provided , based upon the weight of available evidence, if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company and Sahara file standalone U.S. federal and state corporate income tax returns. The Company does not believe it has any uncertain tax positions through the three months ending March 31, 2010. With few exceptions, the Company and Sahara are no longer subject to U.S. federal and state income tax examinations by tax authorities for tax periods before 2006. The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision. The Company had no interest or penalties accrued at March 31, 2010 or December 31, 2009.

Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. The dilutive effect of the outstanding stock warrants is computed using the treasury stock method. For the three months ended March 31, 2010 and 2009, diluted loss per share does not include the effect of 10,394,034 and 10,294,034 stock warrants outstanding, respectively, as their effect would be anti-dilutive.

Equity-based Compensation
The Company accounts for equity based compensation transactions with employees under the provisions of ASC Topic No. 718, “Compensation, Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net earnings. The fair value of the Company’s equity instruments are estimated using the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of the equity instrument is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it is to receive cash for the goods or services instead of paying with or using the equity instrument.

Investments
The Company accounts for its investment in fixed income security, as an available-for-sale security. The difference between cost and fair value, representing unrealized holding gains or losses, net of the related tax effect, if any, is recorded, until realized, as a separate component of stockholders’ equity.

The Company accounts for its investment in convertible debenture at cost because it determined that a quoted market price is not available for this security. The Company has neither obtained nor developed a valuation model necessary to estimate fair value of this security, and the cost of obtaining an independent valuation would be excessive considering the materiality of the instrument to the Company’s consolidated financial statements. Management determined in accordance with paragraphs 50-16 through 50-19 of ASC Topic No. 825-10 “Financial Instruments” it is not practicable to estimate fair value of its investment in convertible debenture at this time and accounts for the investment at cost.

Reclassifications
Certain general and administrative expenses totaling approximately $13,000 in the three months ended March 31, 2009 have been reclassified to product development to conform to the March 31, 2010 presentation.

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

4.	Prepaid Expenses

In August 2009, the Company made an advance to an unrelated party of $35,000. The advance was non-interest bearing until the maturity date, which is November 15, 2009. This advance was made in connection with the Company’s receipt of free services for the use of the unrelated party's facilities. The Company accounted for the substance of this transaction as a cash for services event. In the first quarter of 2010 and in fiscal 2009, the Company expensed $10,000 and $13,750, respectively, for these services. As of March 31, 2010, $11,250 has been recorded as a prepaid expense which will be offset against future services, rendered to the Company.

5.	Intangible Assets

	March 31,	December 31,
	2010	2009
	[Unaudited]

Magazine trademark	$618,673	$618,673
List/email database	2,717,653	2,717,653
Website development costs	863,099	749,754
Total intangibles	4,199,425	4,086,080
Less: accumulated amortization	958,861	818,735
Intangibles, net	$3,240,564	$3,267,345

In the three months ended March 31, 2010, the Company incurred $113,346 in website development costs. As of March 31, 2010, there are website development costs in progress of $275,879 and additional costs of approximately $100,000 are estimated to complete the project.  Amortization of the capitalized website costs, which will be amortized over an estimated useful life of seven years, will begin when the project has been completed and placed into service, which is expected to be in the third quarter of 2010. Such amortization is not included in the estimated future amortization table below. Amortization expense for the three months ended March 31, 2010 and 2009, and for the period from inception (January 18, 2005) through March 31, 2010 amounted to approximately $140,000, $60,000 and $960,000, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

Twelve months ended
March 31, (Unaudited)
2011	$561,000
2012	541,000
2013	472,000
2014	472,000
2015	472,000
Thereafter	446,000
$2,964,000

6.	Property and Equipment

	March 31,	December 31,
	2010	2009
	[Unaudited]

Office furniture and equipment	$31,933	$31,933
Less accumulated depreciation	8,902	7,332

Property and equipment, net	$23,031	$24,601

Depreciation expense for the three months ended March 31, 2010 and 2009, and for the period from inception (January 18, 2005) through March 31, 2010 amounted to approximately $1,600, $1,400 and $8,900, respectively.

7.	Investments

Available-for-sale security

In August 2009, the Company purchased a corporate bond with a face amount of $500,000, at par, and classified this investment as an available-for–sale security, which matures in August 2024.

In December 2009, an investment in corporate bonds with a face amount of $200,000 was sold for $199,128, which included accrued interest of $3,133. The Company realized a loss on the sale of $4,005.  As of December 31, 2009, the estimated market value of the investment in corporate bonds, with a face value of $300,000, was $295,500 and an unrealized loss of $4,500 has been recorded as accumulated comprehensive loss in stockholders’ equity at December 31, 2009.

In January 2010, the investment in corporate bonds with a face amount of $300,000, the balance of the available-for-sale security, was sold for $301,395, which included accrued interest of $7,400. The Company realized a loss on the sale of $6,005. As a result of the sale, unrealized loss of $4,500 was reclassified from accumulated comprehensive loss in stockholders’ equity.

Investment at cost

In October 2009, the Company purchased a convertible debenture from Soundblaze Media, LLC (“Soundblaze”)with a face amount of $45,000. The debenture is non-interest bearing and is redeemable by the issuer two years and one day after closing, on or around October 5, 2011 (the “Maturity Date”). If the debenture is not redeemed by the issuer on or before the maturity date, the Company has the right to convert the debenture into an approximate 1% equity interest in the issuer. The investment is accounted for at cost (see Note 3).

8.	Debenture

On March 24, 2010, the Company entered into a Purchase Agreement (‘Purchase Agreement”) with the John Thomas Bridge and Opportunity Fund (“JTBO”) and other potential investors (collectively the “Investor”), whereby the Company agreed to sell and the Investor agreed to purchase (i) a debenture in the principal amount of a minimum of $490,000 and a maximum of up to $980,000, bearing interest at the rate of 16% per annum, and (ii) a minimum of 1,000,000 shares and a maximum of up to 2,000,000 shares of Company common stock issued for a minimum of $10,000 and a maximum of up to $20,000 of consideration, as defined in the debenture (“Debenture”) and stock purchase agreement (“Stock Purchase Agreement”).

On March 24, 2010, JTBO purchased a Debenture in the principal amount of $490,000, bearing interest at 16%. The Debenture is due on September 30, 2010. The Company may extend the Debenture’s maturity date by three month periods if by the maturity date the Company notifies JTBO and delivers to JTBO 1,000,000 shares of the Company’s common stock as consideration for the extension. Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the Debenture. In addition, pursuant to the Stock Purchase Agreement, JTBO purchased 1,000,000 shares of common stock with a fair market value of $250,000 for consideration of $10,000. The excess of the fair market value over proceeds received of $240,000 is accounted for as share-based financing costs. The Company also agreed to issue JTBO 200,000 shares of the Company’s common stock with a fair market value of $50,000 in connection with the closing of the financing. The Company incurred financing costs of $417,500 ($290,000 of which is share-based) in connection with the sale of the debenture and common stock which will be amortized over the approximate six-month term of the debenture.

9.	Stockholders’ Equity

 The Company’s Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock with a par value of $0.003 per share.

On June 1, 2008, the Board of Directors approved a thousand-for-one stock split of the Corporation’s common stock in the form of a stock dividend. The Board of Directors adopted a resolution to effect a 1 for 30 reverse split of common shares effective September 8, 2008. Stockholders’ equity and common stock activity for all periods presented have been restated to give retroactive recognition to the stock split and reverse split. In addition, all references in the consolidated financial statements and notes to the consolidated financial statements about the Company’s common stock have been restated to give retroactive recognition to the stock split.

On September 17, 2008, Mac Filmworks, Inc. (formerly “MFI”, now known as Sahara Media Holdings, Inc.) (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sahara Media Acquisitions, Inc. a Delaware corporation.  Pursuant to the Merger Agreement, Sahara Media Acquisitions, Inc. merged into Sahara, such that Sahara became a wholly-owned subsidiary of MFI (thereby forming the Company). Pursuant to the Merger Agreement, the Company  issued 18,150,000 shares of their common stock to the shareholders of Sahara (the “Acquisition Shares”) (subject to the placement of 5,000,000 Acquisition Shares in escrow pursuant to the Escrow Agreement (defined below)), representing approximately 58.9% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger and the Private Placement (defined below), and the outstanding shares of common stock of Sahara were transferred to the Company and cancelled.

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

On January 7, 2006, Sahara issued to a consultant, 30,000 shares in settlement for services rendered.

On June 10, 2008, Sahara issued common shares, as follows:

•	19,610 shares, valued at $1.00 per share, to settle a $19,610 note payable, including accrued interest of $1,610.
•	724,000 shares, valued at $0.02 per share, to settle accrued interest payable of $12,000. In connection with this transaction, 164,800 previously issued shares were cancelled.
•	480,000 shares, valued at $0.05 per share, to settle $25,787 of accrued consulting fees. In addition, warrants for a 5% per-money interest in the Company were cancelled.
•	27,000 shares, valued at $0.93 per share, to settle a note payable of $25,000.
•	452,000 shares, valued at $0.31 per share, to a director, a related party, to settle a note payable of $139,242 including accrued interest of $14,242.
•	100,000 shares, valued at $5.25 per share, to the founder and chief executive officer, a related party, in exchange for $525,000 of accrued salary.
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

(a)
If the Company launches the online magazine Honeymag.com six months after the Closing Date (the “First Performance Threshold”), 20% of the Escrow Shares will be released to the Escrow Shareholders. Honeymag.com was launched March 5, 2009. Therefore the First Performance Threshold was met and 20% of the Escrow Shares were released to the Escrow Shareholders.

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

(e)
 In the event that the Company either has revenue of at least $1,000,000 for the year ending. December 31, 2009, or accounts receivable of at least $1,000,000 as of December 31, 2009, as disclosed in the Company’s audited financial statements included in the Company’s Form 10-K for the year ending December 31, 2009 filed with the SEC (the “Fifth Performance Threshold”), 20% of the Escrow Shares will be released to the Sahara Escrow Shareholders. The Fifth Performance Threshold has not been met and 20% of the Escrow Shares were effectively returned to the Company as treasury stock on December 29, 2009.

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

Marathon Advisors

On September 17, 2008, the Company issued 100,000 common shares, valued at $1.25 per share, and five-year warrants, to purchase 300,000 common shares with a fair value of $263,054 at an exercise price of $1.10, to Marathon Advisors (“Marathon”), to complete the equity financing.  The warrants are exercisable on a cashless basis, which represents stock settled stock appreciation rights. The warrants vest over a three year period on the anniversary of the issuance date and are recognized pro-rata over the vesting period, as required for non-employees.

The Company recorded $128,017 as a capital raising cost as an offset to additional paid-in capital.

Effective December 31, 2008, the contract with Marathon was terminated.  Per the termination agreement, 200,000 of the original warrants were cancelled.  The Company recorded approximately $4,000, $11,000, and $46,000 of equity based compensation for the three months ended March 31, 2010 and 2009, and for the period from inception (January 18, 2005) through March 31, 2010, relating to the remaining 100,000 warrants.

Aurelian Investments, LLC

In connection with a consulting agreement (the “Agreement”) entered into with Aurelian Investments, LLC (“Aurelian”) on August 13, 2008, the Company was required to issue a total of 200,000 common shares and five-year warrants to purchase 200,000 common shares with an exercise price of $1.50 per share for services rendered by Aurelian in connection with the Recapitalization that was consummated on September 17, 2008 (the “Recapitalization”).  Fifty thousand of the 200,000 common shares were issued on September 17, 2008 (date of Recapitalization) and such shares were properly reflected in the financial statements since that time at $1.25 per share.  The remaining 150,000 shares and warrants to purchase 100,000 shares of common stock were issued through the three months ended March 31, 2010.

The value ascribed to the 150,000 common shares issued subsequent to September 17, 2008 is based on the stock price as of the date of the Recapitalization ($1.25). The total value of such shares amounts to $187,500.  The estimated fair value ascribed to the warrants is based upon the Black-Scholes Option Pricing Model.  The weighted average assumptions were based upon data as of September 17, 2008: volatility 94.8%, dividend yield 0%, risk free interest rate 2.52%, and an expected life of 5 years.  The fair value of the warrants at the date of the Recapitalization was $174,000.  The balance of the warrants to purchase shares (100,000) is scheduled to be issued in 2010 and has been recorded as a component of stockholders’ equity.

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

In January 2010 and February 2010, the Board of Directors approved, and the Company issued, 3,344,999 shares and 5,000 shares of common stock, respectively, to employees (including Board members) and non-employees for services rendered in 2009. The shares were valued at $0.35 per share, $1,170,750 and $1,750, respectively, the fair value at December 31, 2009. The Company accrued a liability for the stock-based compensation to employees (and directors) and non-employees of $1,135,750 (3,244,999 shares) and $36,750 (105,000 shares), respectively, in the year ended December 31, 2009. In the first quarter of 2010, the Company incurred additional stock-based compensation to employees (and directors) of $421,850 and to non-employees of $12,500 based on the fair value of the shares of common stock at the grant date.

In February 2010, the Board of Directors approved, and the Company issued, 100,000 shares of common stock to a related party. The Company accounted for 25,000 shares (25%), valued at $8,750, as issued effective December 31, 2009. The remaining 75,000 shares (75%), valued at $26,250, which were accounted for as share liability at December 31, 2009, are accounted for as issued in the first quarter of 2010. See “Services Arrangement” in Note 12 for additional information.

Effective March 24, 2010, the Company sold 1,000,000 shares and issued 200,000 shares of common stock to JTBO pursuant to Debenture and Stock Purchase agreements (see Note 8).

Warrant issuances

Warrants issued to promissory note holders

In 2006, the Company issued warrants to certain holders of promissory notes at various dates that entitle them to purchase common shares of the Company.  All warrants granted vested immediately. The fair value of the warrants was estimated using the intrinsic value method. The fair value of the common stock related to these warrant issuances approximated $0.02 as determined based on services rendered by a consultant in the amount of $4,000 in exchange for 200,000 warrants in 2006.  The Company has ascribed a fair value of approximately $9,000 to these warrants.  These warrants were cancelled in 2008.

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

Warrant activity for non-employees during the period of inception (January 18, 2005) through March 31, 2010 is as follows:

			Weighted
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Warrant	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term (Years)	Value
Granted during 2006	200,000	$0.01
Balance at December 31, 2006	200,000	$0.01
Granted during 2007	--	$--
Balance at December 31, 2007	200,000	$0.01
Granted during 2008	10,494,034	$2.23
Exercised during 2008	--	$--
Forfeited/cancelled during 2008	(400,000)	$0.75
Outstanding, December 31, 2008	10,294,034	$2.25
Granted during 2009	100,000	$1.50
Exercised during 2009	--	$--
Outstanding, December 31, 2009	10,394,034	$2.24
Granted through March 31, 2010	--	$--
Outstanding, March 31, 2010 (Unaudited)	10,394,034	$2.24	3.51	-0-
Exercisable shares, March 31, 2010 (Unaudited)	10,327,367	$2.25	3.48	-0-

		Weighted
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Granted during 2006 (none granted during 2007)	200,000	$0.02
Non-vested December 31, 2007 and 2006	200,000	$0.02
Granted during 2008	10,494,034	$0.79
Vested during 2008	(10,194,034)	$0.79
Forfeited during 2008	(400,000)	$0.12
Non-vested, December 31, 2008	100,000	$0.22
Granted during 2009	100,000	$0.87
Vested during 2009	(133,333)	$0.80
Non-vested, December 31, 2009	66,667	$0.57
Vested through March 31, 2010 (Unaudited)	--	$--
Non-vested, March 31, 2010 (Unaudited)	66,667	$0.57

Equity Compensation Plan

In January 1998, the Company’s board of directors approved a stock option plan under which 16,667 shares of common stock have been reserved for issuance.  No options have been granted under this plan.

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

In February 2009, the Company entered into a one year consulting agreement with Hanover Capital Corporation (“Hanover”). Per the agreement, the Company is obligated to issue Hanover a total of 450,000 restricted common shares valued at $3.00 per share ($1,350,000), the stock price at the effective date of the agreement, on a pro rata basis over a period of six months during the term of the agreement. As of March 31, 2010, the shares have not been issued and the Company has recorded a liability of $1,350,000 relating to the common stock required to be issued under this agreement. The shares of stock are expected to be granted during the second half of 2010.

See “Services Arrangement” in Note 11 for additional Share Liability information.

Treasury Stock

Effective December 29, 2009, 1,000,000 shares of common stock valued at $3,000 ($0.003 per share), which were issued pursuant to the Merger Agreement, were returned to the Company as treasury stock by the Sahara Escrow Shareholders (see “Shares held in Escrow” above).

10.	Income Taxes

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

 Net deferred tax assets consist of the following:

	March 31, 2010	December 31, 2009
	[Unaudited]

Net operating loss carryforwards	$3,438,000	$2,907,000
Amortization of intangible assets	331,000	196,000
Share-based payments	1,304,000	1,263,000
Net deferred tax assets	5,073,000	4,366,000
Valuation allowance	(5,073,000)	(4,366,000)
Net deferred tax assets	$--	$--

The valuation allowance increased by approximately $707,000, $418,000 and $5,073,000 during the three months ended March 31, 2010 and 2009, and the period from inception (January 18, 2005) through March 31, 2010, respectively.

Under the provisions of Section 382 of the Internal Revenue Code, certain substantial changes in the Company’s ownership result in a limitation on the amount of net operating loss carry forwards which can be used in future years.

11.	Related Party Transactions

Lease Agreement
Effective December 1, 2009, the Company entered into a two year lease agreement with Sahara Entertainment, LLC (“SELLC”), an entity wholly-owned by the Company’s Chief Executive Officer (“CEO”). The lease term is effective from December 1, 2009 through November 30, 2011, with an option available to the Company to renew for a third year, at $84,000 per annum ($7,000 per month) (See Note 13). The agreement provides for a $15,000 security deposit, which was paid in March 2010. Among other terms, the lease calls for the Company to pay for certain expenses, such as utilities and maintenance, and the payment of rent related to a three month trial period due upon the lease signing, if effectuated. The Company incurred rent expense of $42,000 in the three months ended March 31, 2010. As of March 31, 2010, approximately $500 in accrued rent expense is owed to SELLC.

Services Arrangement
The Company has an arrangement with AG Unlimited International LLC ("AG"), whereby AG manages all licensing agreements on behalf of Sahara. The principal of AG became the spouse of the Company's CEO, during the quarter ended September 30, 2009. The terms of the contract, which was signed November 2009 but effectively began October 2008, provide a monthly fee of $10,000 until such time the contract is cancelled by either party, as well as the issuance of 100,000 shares of the Company’s common stock. The shares of common stock issuable under the agreement are non-forfeitable and were approved for issue by the Company’s Board of Directors and issued in February 2010. The value of the shares, $35,000 ($0.35 per share), is included in production cost for the year ended December 31, 2009. The Company accounted for 25,000 shares (25%),valued at $8,750, as issued effective December 31, 2009 and recorded 75,000 shares (75%), valued at $26,250,as share liability (See Note 9). Expenses (non share-based) incurred in connection with services provided by AG amounted to $30,000, $30,000, and $180,000 for the three months ended March 31, 2010 and 2009 and for the period from inception (January 18, 2005) through March 31, 2010, respectively.

12.	Commitments and Contingencies

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

In December 2009, the Company entered into a two year lease with a related party (See Note 11), expiring in November 2011. Payments under the lease are $7,000 per month.

Rent expense was approximately $70,000, $27,000 and $418,000 for the three months ended March 31, 2010 and 2009 and the period from inception (January 18, 2005) through March 31, 2010, respectively.

Approximate future minimum annual lease payments are as follows:

Twelve Months Ended
March 31, (Unaudited)

2010	$197,000
2011	114,000
$311,000

Investment Banking Agreement
On March 4, 2010, the Company entered into an Investment Banking, Strategic Advisory and Consulting Agreement (the “IB Agreement”) with JTF, whereby the Company engaged JTF to render such investment banking, advisory and consulting services as defined in the IB Agreement. The investment banking services, which among other possible assisted transactions, will include the offering for sale of a series of convertible preferred stock up to a maximum of $9,000,000 for which JTF will be separately compensated as defined in the IB Agreement and, will be in effect for a two year period commencing March 4, 2010. The consulting services will be for a two year period, at $10,000 per month, commencing on the closing of the $1,000,000 minimum amount of the offering, as defined in the IB Agreement.

Employment Agreement
Effective February 18, 2009, the Company entered into an employment agreement with its CEO.  Terms of the agreement include: an annual salary of $300,000, $325,000 and $350,000 over its three year period; a signing bonus of $155,000; and as soon as practicable after the effective date, the Company shall grant to the CEO an option to purchase 3,000,000 shares of Company common stock at an exercise price of $2.00 per share or in another form as acceptable to the Company’s Board of Directors. As of March 31, 2010, the option has not been granted.

Approximate future commitments under the agreement are as follows:

Twelve Months Ended
March 31, (Unaudited)

2011	$328,000
2012	306,000
$634,000

License Agreement
Effective February 22, 2010, the Company entered into a license agreement with Fileblaze, LLC (“Fileblaze”) for the use of computer software and systems (“Licensed System”) to be utilized in the operation of the youblast social network. Fileblaze is wholly-owned by Soundblaze (see Note 8). The initial term of the agreement is for three years, with the right to renew the term for successive one year periods. The license provides for a $1 fee payable annually plus an amount equal to 15% of gross revenues earned by the Company or its affiliates in connection with the use of the Licensed System.

Significant Concentration

In 2010, one customer generated 98% of revenues and accounted for 100% of accounts receivable as of March 31, 2010. There were no such concentrations in the comparative 2009 period.

13.	Subsequent Events

On April 14, 2010, pursuant to the Purchase Agreement (see Note 8), another investor purchased a Debenture in the principal amount of $245,000, bearing interest at 16%. The Debenture is due on October 14, 2010. The Company may extend the Debenture’s maturity date by three month periods, as defined in the agreement. Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the Debenture. In addition, pursuant to the Stock Purchase Agreement, the investor purchased 500,000 shares of common for consideration of $5,000.

On April 14, 2010, the Company borrowed $65,000 from its CEO for working capital purposes. The promissory note bears interest at 9% per annum and is secured by certain assets of the Company. Principal and all accrued and unpaid interest to the date of repayment will be paid through the issuance of shares of the Company’s common stock at a rate of $0.50 per share. The entire unpaid portion of the note, together with all accrued interest through the date of payment may be declared immediately due and payable by the CEO upon the attaining of certain capital funding by the Company, as defined in the agreement. Such funding was subsequently attained and the promissory note was paid.

Effective April 1, 2010, the Company entered into an agreement with a consultant for management advisory services and for developing, creating and launching the Company’s youblast.com website. The agreement is in effect through June 30, 2010 and provides for compensation of $500 per day as services are rendered, not to exceed $10,400 per month. In addition, the consultant is entitled to receive shares of Company common stock as follows: 200,000 shares on June 1, 2010; 200,000 shares upon the successful launching of the youblast.com website; 200,000 shares upon the reaching of 1,000,000 registered users on youblast.com; 100,000 shares upon reaching as to be determined revenue targets. The consultant will also be entitled to a bonus of $25,000 upon the Company’s successful completion of a capital raise of $10,000,000.

Effective April 17, 2010, the Company entered into a one year lease agreement for a satellite office in San Francisco, CA. The agreement provides for monthly rent expense of $5,800, a security deposit of $8,700 and prepayment of the first and last month rent totaling $11,600. The lease term ends April 17, 2011, unless mutually extended.

On April 19, 2010, pursuant to the Purchase Agreement (see Note 8), two investors purchased  Debentures in the principal amount of $98,000, bearing interest at 16%. The Debentures are due on October 19, 2010. The Company may extend the Debentures’ maturity date by three month periods, as defined in the agreement. Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the Debentures. In addition, pursuant to the Stock Purchase Agreement, the investors purchased 200,000 shares of common for consideration of $2,000.

On April 26, 2010 the Company entered into an agreement with a consultant for management services effective May 1, 2010. The agreement is on a month-to-month basis and provides for monthly compensation of $10,417 plus the issuance of 29,167 shares of Company common stock for each month that the agreement is in affect.

Effective April 29, 2010, the Company increased its investment in Soundblaze by $22,000 for an aggregate investment of $67,000 (see Note 8). As a result the Company has the right to convert the debenture into an approximate 2% equity interest in the issuer.

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

Plan of Operation

We are a development-stage company located in New York. Since our formation, we have concentrated on developing our business strategy and obtaining financing. We expect that the primary components of our business will be:

●	Online ad sales on our social network youblast and magazine Honeymag.com
●	Individual subscription account upgrades (freemium) on youblast
●	Transaction fees
●	Enterprise solutions

We also anticipate that we will be able to earn revenue by utilizing our proprietary database to conduct  research, telemarketing, email marketing, direct mail marketing, and licensing activities with major brands as they relate to our database consumers.

The social network Hivespot, which was officially launched in March 2009, has served as the Beta version of our YouBlast social network which is expected to be launched in the third quarter of 2010. The online magazine, Honeymag.com, and Honeytv.com, are currently operating websites that were officially launched in March 2009 and November 2009, respectively. We believe having active web portals will allow us to exploit the synergies of our online magazine and social networking site by driving traffic and our user base into youblast.  Through December 31, 2009, our websites have had an aggregate of approximately 626,076 visits and 1,940,807 page views, by 473,208 unique visitors, with average time on site of 3 minutes and 13 seconds, and 7,023 registered users.

With our “Honey” brand and the Honey Database we will seek to connect with audiences and secure brand leadership for our target demographic.

The Company has been focused on driving unique visitors (traffic) and impressions through organic and viral means to our sites.  We believe that this methodology of ramping in these categories will allow our sites to become viable advertising mediums in the second half of 2010.

We anticipate that our primary source of revenue will be the sale of advertising on our social network youblast and online magazine Honeymag.com. We plan to sell advertising through our direct sales ad team. We entered into advertising and sponsorship agreements in the second half of 2009, which generated $30,000 and $35,000 in revenues in the first quarter of 2010 and the last quarter of 2009, respectively, and are currently in negotiations with additional potential advertisers which we believe have the potential to generate significantly greater revenues. We have chosen to not renew our ad aggregator agreements with BET and GLAM Media since we believe that through our direct sales ad team we have the ability to sell higher margin ads.

To increase our web traffic, we plan to link our site to other sites such as Facebook.com and Twitter.com.  Linking to other websites allows us to attract web traffic from people who did not previously know about our site.  We also will employ celebrity brand ambassadors and influencers, who will assist us in evangelizing our online properties through popular culture circles.

To track this traffic on our integrated web properties we utilize Google Ad Works.  Google Ad Works calculates the total number of pages (impressions) that visitors viewed on our web properties.  To date, we have recorded the following monthly total impressions: April 2009 - 650,816; May 2009  - 782,648; June 2009 - 1,114,206; July 2009 - 1,729,823; August 2009 - 1,888,048; September 2009 - 1,802,203; October 2009 - 550,067; November 2009 - 693,832; December 2009 - 798,142; January 2010 - 714,095; February 2010 - 618,707; March 2010 – 673,495. These impressions have largely been achieved through organic/viral means, which, we believe will allow us to become a viable advertising medium for brands in the second half of 2010 as planned.

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

	For the Three Months Ended
	March 31,
	2010	2009

Revenue	$30,523	$3,472

Costs and expenses
Product development	377,214	215,677
Selling and marketing	16,097	82,514
General and administrative	989,772	1,129,489
Interest income	(2,028)	(6,628)
Interest expense	(1,504)	--
Loss on sale of available-for-sale security	(6,005)	--
Amortization – deferred financing costs	(4,588)	--
Net loss	$(1,362,629)	$(1,417,580)

Net loss per share – basic and diluted	$(0.04)	$(0.05)

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues for the three months ended March 31, 2010 were $30,523 compared to $3,472 for the three months ended March 31, 2009. Although we generated minimal revenue from on-line advertising to date, we did recognize revenue from one customer in the amount of $30,000 in the first quarter of 2010. The website Honeymag.com was not launched as our online magazine until March 5, 2009, however, ads were sold on a prior version of the Honeymag.com website (which had much less content than our online magazine and did not include a social network). These ads primarily accounted for the revenue in the first quarter of 2009.

Product development expenses for the three months ended March 31, 2010 were $377,214, compared to $215,677 for the three months ended March 31, 2009, an increase of $161,537.  The increase is primarily attributable to increased network costs of $72,000, additional amortization expenses of $80,000 and increased edit and creative costs of $48,000. These increases were offset by a reduction in payroll and related costs of $28,000. In the first quarter of 2010 we incurred these additional costs as we developed content for our existing online magazine and social network, which were launched in March 2009, and continued the process of developing our new youblast social network in accordance with our strategic plan to generate revenues. Payroll costs decreased as we outsourced a significant portion of the product development function to outside consultants.

Selling and marketing expense for the three months ended March 31, 2010 were $16,097, compared to $82,514 for the three months ended March 31, 2009, a decrease of $66,417. We implemented expense reduction procedures in an effort to preserve our operating capital which resulted in a reduction of selling and marketing payroll of $24,000 and marketing and advertising costs of $42,000.

General and administrative expenses for the three months ended March 31, 2010 were $989,772, compared to $1,129,489 for the three months ended March 31, 2009 a decrease of $139,717. The decrease is primarily attributable to decreases in share-based consulting fees of $344,000, payroll and related costs of $205,000 and professional fees of $36,000. The share-based consulting fees were primarily related to a contract which is no longer in affect in 2010. The decreases in payroll and related costs and professional fees are a result of both our implementation of expense reduction procedures and expenses related to certain SEC filings in 2009 that are not incurred in 2010. The decreases are offset by increases in share-based compensation of $408,000, which resulted from the increase in value of shares issued in 2010 for bonuses accrued in 2009, and rent of $43,000 incurred under a new lease agreement effective in the fourth quarter of 2009.

Interest expense and amortization of deferred financing costs amounted to $1,504 and $4,588, respectively in the three months ended March 31, 2010, related to the financing received in March of 2010. There was no such outstanding debt in the three months ended March 31, 2009. Additionally, we realized a loss on the sale of our investment in corporate bonds in the amount of $6,005 in the three months ended March 31, 2010.

As a result of the foregoing, the net loss for the three months ended March 31, 2010 was $1,362,629, compared to a net loss of $1,417,580 for the three months ended March 31, 2009.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a deficit accumulated during the development stage amounting to approximately $12.1 million as of March 31, 2010.  There can be no assurance that the Company will be profitable in the future.  If the Company is not profitable and cannot obtain sufficient capital to fund operations, the Company may have to cease operations.   These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan with regards to this condition primarily includes executing upon its revised business plan, which includes the launch of the youblast social network in the third quarter of 2010. In addition, the Company’s direct sales ad team signed its first advertising client in the second half of 2009 which generated $35,000 and $30,000 in revenues in the fourth quarter of 2009 and first quarter of 2010, respectively. Additionally, the Company is presently working to raise capital through debt and equity financings. There can be no assurance that such revenues will reach anticipated amounts or that the Company will be able to raise additional capital to execute its strategy.

As of March 31, 2010, we have cash and cash equivalents available of approximately $76,000. As of December 31, 2009, we had cash and cash equivalents available of $316,317 and an available-for-sale investment of $295,500. Operations net of the cash provided by investing and financing activities, as described below, resulted in the decrease in cash and cash equivalents from December 31, 2009 to March 31, 2010.

During the three months ended March 31, 2010, we utilized approximately $802,000 in cash for operating activities, which was primarily a result of our net loss of approximately $1,363,000 as adjusted for depreciation and amortization of $142,000 and share based expenses of $439,000 in the three month period.

In addition in the first quarter of 2010, investing activities provided $189,000 in net cash primarily from proceeds received from the sale of our investment in a corporate debt instrument offset by payments made for capitalized website development costs. Financing activities provided $373,000 in cash from the sale of a debenture and common stock net of financing costs.

We expect that we will need to raise additional capital to execute our business plan. Our cash and cash equivalents on hand at March 31, 2010 will not be sufficient to fund our operations at their current level for the next twelve months.  There can be no assurance that our cost estimates are accurate, that anticipated revenues will materialize, or that we will be successful in securing equity or debt financing to meet our need for working capital. There can be no assurance, in light of the current economic crisis, that such financing, if and when needed, will be available in amounts or on terms acceptable to us, or at all.

On March 4, 2010, the Company entered into an Investment Banking, Strategic Advisory and Consulting Agreement (the “IB Agreement”) with John Thomas Financial, Inc. (“JTF”), whereby the Company engaged JTF to render such investment banking, advisory and consulting services as defined in the IB Agreement. The investment banking services, which among other possible assisted transactions, will include the offering for sale of a series of convertible preferred stock up to a maximum of $9,000,000 for which JTF will be separately compensated as defined in the IB Agreement and, will be in effect for a two year period commencing March 4, 2010. The consulting services will be for a two year period, at $10,000 per month, commencing on the closing of the $1,000,000 minimum amount of the offering, as defined in the IB Agreement.

On March 24, 2010, the Company entered into a Purchase Agreement (‘Purchase Agreement”) with the John Thomas Bridge and Opportunity Fund, L.P. (“JTBO”), whereby the Company agreed to sell and JTBO agreed to purchase (i) a debenture in the principal amount of a minimum of $490,000 and a maximum of up to $980,000, bearing interest at the rate of 16% per annum, and (ii) a minimum of 1,000,000 shares and a maximum of up to 2,000,000 shares of Company common stock issued for a minimum of $10,000 and a maximum of up to $20,000 of consideration, as defined in the debenture (“Debenture”) and stock purchase agreement (“Stock Purchase Agreement”).

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

On April 14, 2010, pursuant to the Purchase Agreement, another investor purchased a Debenture in the principal amount of $245,000, bearing interest at 16%. The Debenture is due on October 14, 2010. The Company may extend the Debenture’s maturity date by three month periods, as defined in the agreement. Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the Debenture. In addition, pursuant to the Stock Purchase Agreement, the investor purchased 500,000 shares of common for consideration of $5,000.

On April 14, 2010, the Company borrowed $65,000 from its CEO for working capital purposes. The promissory note bears interest at 9% per annum and is secured by certain assets of the Company. Principal and all accrued and unpaid interest to the date of repayment will be paid through the issuance of shares of the Company’s common stock at a rate of $0.50 per share. The entire unpaid portion of the note, together with all accrued interest through the date of payment may be declared immediately due and payable by the CEO upon the attaining of certain capital funding by the Company, as defined in the agreement. Such funding was subsequently attained and the promissory note was paid.

On April 19, 2010, pursuant to the Purchase Agreement, two investors purchased  Debentures in the principal amount of $98,000, bearing interest at 16%. The Debentures are due on October 19, 2010. The Company may extend the Debentures’ maturity date by three month periods, as defined in the agreement. Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the Debentures. In addition, pursuant to the Stock Purchase Agreement, the investors purchased 200,000 shares of common for consideration of $2,000.

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

Equity-Based Compensation

The Company accounts for equity based compensation transactions with employees under the provisions of ASC Topic No. 718, “Compensation, Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net earnings. The fair value of the Company’s equity instruments are estimated using the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of the equity instrument is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it is to receive cash for the goods or services instead of paying with or using the equity instrument.

Intangible Assets

The intangible assets, initially recorded at cost, are considered to approximate fair value at the time of purchase. Amortization is provided for on a straight-line basis over seven years, the estimated useful lives of the assets. The Company evaluates the recoverability of its intangible assets periodically and takes into account events or circumstances that warrant revised estimates of their useful lives or indicate that impairments exist. Management believes based on an independent valuation as of December 31, 2009 and no impairment events or conditions being identified in 2010, that there is no impairment of the Company’s intangible assets as of March 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

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

Management’s evaluation of internal control over financial reporting includes using the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework, an integrated framework for the evaluation of internal controls issued by COSO, to identify the risks and control objectives related to the evaluation of our control environment. Based on their evaluation under the frameworks described above, our Chief Executive Officer has concluded that our internal control over financial reporting was ineffective as of March 31, 2010 because of the following material weaknesses in internal controls over financial reporting:

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

Remediation Plan

We are seeking ways to remediate these weaknesses, which stem from our small workforce that will not require us to hire additional personnel. The Company is in the process of seeking financing through the sale of equity securities, upon the acquisition of adequate capital the Company intends to remediate the deficiencies through the deployment of additional personnel and implementation of an audit committee.

Changes in Internal Controls

Our management, with the participation of Philmore Anderson IV, our chief executive officer and principal financial officer (“CEO”), performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the three months ended March 31, 2010.  Based on that evaluation, our CEO concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not subject to any pending or threatened legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates are involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A.  RISK FACTORS.

No new risk factors have been identified.  Reference is made to "Item 1A - Risk Factors" contained in the Company's annual report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBTS.

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

YOUBLAST GLOBAL, INC.

Date: May 14, 2010	By:	/s/ Philmore Anderson IV
Name: Philmore Anderson IV
Title: Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)