Form 10-Q
period 2010-06-30
YOUBLAST GLOBAL, INC.
filed 2010-08-20
CIK 1131166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 13, 2010 there were 35,391,709 outstanding shares of the Registrant's Common Stock, $.003 par value.

YOUBLAST GLOBAL, INC.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3

Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (unaudited) and for the period from inception (January 18, 2005) through June 30, 2010 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the six months ended June 30, 2010 (unaudited) and for the period from inception (January 18, 2005) through June 30, 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited) and for the period from inception (January 18, 2005) through June 30, 2010 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4T. Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. (Removed and Reserved)	35

Item 5. Other Information	35

Item 6. Exhibits	35

SIGNATURES	36

YOUBLAST GLOBAL, INC.

PART I Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage enterprise)
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,286	$316,317
Deferred financing costs	463,791	-
Prepaid expenses and other	3,987	49,539
Available-for-sale security	-	295,500
Total current assets	525,064	661,356

Property and equipment, net	21,461	24,601
Intangible assets, net	3,323,491	3,267,345
Security deposits	46,200	46,200
Investment at cost	67,000	45,000
Deposits	-	20,000

Total assets	$3,983,216	$4,064,502

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$436,644	$1,400,852
Notes payable, net of discount	922,031	-
Notes payable, related party	100,000	-
Share liability	1,416,502	1,376,250
Total current liabilities	2,875,177	2,777,102

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock, $0.003 par value; 50,000,000 shares authorized; ;
36,391,709 shares issued and 35,391,709 shares outstanding
at June 30, 2010; 31,066,710 shares issued and 30,066,710
outstanding at December 31, 2009	109,175	93,200
Additional paid-in capital	14,209,560	11,939,664
Accumulated other comprehensive loss	-	(4,500)
Deficit accumulated during the development stage	(13,207,696)	(10,737,964)
	1,111,039	1,290,400
Less: Treasury stock - (1,000,0000 common shares) at cost	(3,000)	(3,000)
Total stockholders' equity	1,108,039	1,287,400

Total liabilities and stockholders' equity	$3,983,216	$4,064,502

See accompanying notes to financial statements.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage company)
Consolidated Statements of Operations (Unaudited)

					Period from inception
	Three Months Ended		Six Months Ended		(January 18, 2005)
	June 30,		June 30,		through June 30,
	2010	2009	2010	2009	2010

Revenue	$1,076	$108	$31,599	$3,580	$105,996

Costs and expenses:
Product development	327,666	352,360	704,880	568,037	2,952,580
Selling and marketing	23,553	195,070	39,650	277,584	629,370
General and administrative	543,753	792,420	1,533,525	1,921,909	9,351,825

Loss from operations	(893,896)	(1,339,742)	(2,246,456)	(2,763,950)	(12,827,779)

Interest income	-	2,108	2,028	8,736	60,008
Loss on sale of available-for-sale security	-	-	(6,005)	-	(10,010)
Amortization - deferred financing costs	(172,621)	-	(177,209)	-	(177,209)
Amortization - debt discount	(7,886)	-	(7,886)	-	(7,886)
Interest expense- related party	(542)	-	(542)	-	(97,277)
Interest expense	(32,158)	-	(33,662)	-	(147,543)

Net loss	$(1,107,103)	$(1,337,634)	$(2,469,732)	$(2,755,214)	$(13,207,696)

Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.07)	$(0.09)

Weighted average common shares
- basic and diluted basic and diluted	35,284,017	31,002,336	34,294,831	30,982,300

See accompanying notes to financial statements.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the Period from Date of Inception (January 18, 2005)
through June 30, 2010 (Unaudited)

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

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the Period from Date of Inception (January 18, 2005)
through June 30, 2010 (Unaudited)

				Accumulated	Deficit
				Other	Accumulated			Total
			Additional	Comprehensive	During the			Stockholders'
	Common Stock		Paid-in	Income	Development	Treasury Stock		Equity
	Shares	Amount	Capital	(Loss)	Stage	Shares	Amount	(Deficiency)

Issuance of common stock to investors net of issuance costs
of $2,370,478 for private placement	6,526,159	19,578	5,768,310					5,787,888
Issuance of common stock as additional consideration for bridge loan	500,000	1,350	(1,350)					-
Issuance of common stock as additional consideration for
for private placement brokerage	3,000,000	9,000	(9,000)					-
Issuance of common stock to consultant for services	100,000	300	(300)					-
Issuance of common stock to consultant for services
related to private placement	50,000	150	(150)					-
Issuance of common stock as additional consideration
for legal services related to private placement	250,000	750	(750)					-
Issuance of common stock to investors net of issuance costs
of $242,897 for private placement	1,417,883	4,254	1,525,102					1,529,356
Stock based compensation for warrants issued to consultant	-	-	10,815					10,815

Net loss				-	(2,034,056)			(2,034,056)

Balance at December 31, 2008	30,812,042	92,436	11,690,851	-	(3,994,456)	-	-	7,788,831

Components of comprehensive loss, net of tax:
Net Loss					(6,743,508)			(6,743,508)
Unrealized holding loss on available-for-sale security				(4,500)				(4,500)
Total comprehensive loss								(6,748,008)

Issuance of common stock to consultants for services accrued in
share liability	66,668	200	199,800					200,000
Issuance of common stock to consultant for services	150,000	450	(450)					-
Stock based compensation for warrants issued to consultants	-	-	30,547					30,547
Issuance of common stock to related party for services	25,000	75	8,675					8,750
Issuance of common stock per settlement agreement	13,000	39	7,241					7,280
Receipt of common stock for settlement under escrow share agreement			3,000			1,000,000	(3,000)	-

Balance at December 31, 2009	31,066,710	$93,200	$11,939,664	$(4,500)	$(10,737,964)	1,000,000	$(3,000)	$1,287,400

Components of comprehensive loss, net of tax:
Net Loss					(2,469,732)			(2,469,732)
Reclassification adjustment for loss included in net loss				4,500				4,500
Total comprehensive loss								(2,465,232)

Issuance of common stock to employees and directors for services accrued	3,244,999	9,735	1,547,865					1,557,600
Issuance of common stock to consultants for services accrued	105,000	315	48,935					49,250
Issuance of common stock to related party for services accrued in
share liability	75,000	225	26,025					26,250
Issuance of common stock as additional consideration for bridge loan	200,000	600	49,400					50,000
Issuance of common stock for cash and as additional consideration
for bridge loans	1,500,000	4,500	370,500					375,000
Common stock issuable for cash and as additional consideration
for bridge loans	200,000	600	49,400					50,000
Debt discount from warrants issued with bridge loan	-	-	168,855					168,855
Stock based compensation for warrants issued to consultant	-	-	8,916					8,916

Balance at June 30, 2010 (Unaudited)	36,391,709	$109,175	$14,209,560	$-	$(13,207,696)	1,000,000	$(3,000)	$1,108,039

See accompanying notes to financial statements.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)

			Period from
			inception
			(January 18, 2005)
	Six Months Ended		through
	June 30,		June 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(2,469,732)	$(2,755,214)	$(13,207,696)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	283,393	198,768	1,109,460
Stock-based compensation	421,850	-	1,557,600
Stock-based consulting expense	21,416	21,630	115,558
Share liability	66,502	735,000	1,642,752
Loss on sale of available-for-sale security	6,005	-	10,010
Amortization of deferred financing costs	177,209	-	177,209
Amortization of debt discount	7,886	-	28,886
Issuance of stock as additional consideration for bridge loan	-	-	62,500
Changes in assets and liabilities:
Prepaid expenses and other	45,552	29,738	(3,987)
Security deposits	-	(9,000)	(46,200)
Accounts payable and accrued expenses	208,292	(58,491)	573,222
Accrued expenses, related parties	-	-	235,193
Accrued salary, related parties	-	-	525,000
Subscription liability	-	-	406,000

Net cash used in operating activities	(1,231,627)	(1,837,569)	(6,814,493)

Cash flows from investing activities:
Proceeds from sale of available-for-sale security	293,995	-	489,990
Capitalization of website development costs	(336,399)	(30,500)	(1,086,153)
Acquisition of intangible asset	-	-	(111,403)
Acquisition of intangible assets - related party	-	-	(825,000)
Acquisition of trademark intangibles	-	-	(618,673)
Acquisition of property and equipment	-	(2,581)	(31,933)
Purchase of available-for-sale security	-	-	(500,000)
Purchase of non-marketible security	(22,000)	-	(67,000)
Deposits on acquisition agreements	20,000	-	-
Cash in escrow	-	40,000	-

Net cash (used in) provided by investing activities	(44,404)	6,919	(2,750,172)

Cash flows from financing activities:
Proceeds from notes payable	1,083,000	-	1,399,331
Payments for financing costs	(183,000)	-	(183,000)
Issuance of common stock, net of issuance costs	17,000	-	7,703,886
Payment made to restricted cash	-	(500,311)	(500,311)
Proceeds from restricted cash	-	500,311	500,311
Proceeds from notes payable, related parties	165,000	-	766,734
Payments on notes payable, related parties	(65,000)	-	(65,000)

Net cash provided by financing activities	1,017,000	-	9,621,951

Net (decrease) increase in cash and cash equivalents	(259,031)	(1,830,650)	57,286

Cash and cash equivalents, beginning of periods	316,317	4,437,465	-

Cash and cash equivalents, end of periods	$57,286	$2,606,815	$57,286

See accompanying notes to financial statements.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)

			Period from
			inception
			(January 18, 2005)
	Six Months Ended		through
	June 30,		June 30,
	2010	2009	2010

Supplementary information:
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental disclosures of cash flow information:

Noncash Investing Activities

Issuance of common shares to acquire intangible asset	$-	$-	$1,781,250

Noncash Financing Activities

Issuance (receipt) of common shares to settle:
Share liability	$26,250	$200,000	$226,250
Deferred financing costs	458,000	-	458,000
Accounts payable and accrued expenses	1,172,500	-	1,353,823
Escrow agreement - in treasury	-	-	(3,000)
Notes payable and accrued interest, related parties	-	-	601,734
Note payable and accrued interest	-	-	337,331
Advances, accrued expenses and other, related party	-	-	1,156,660
	1,656,750	200,000	4,130,798

Debt discount from warrants issued with bridge loan	168,855	-	168,855
Unrealized loss on available-for-sale security - realized in period	4,500	-	-

Total Noncash Financing Activities	$1,830,105	$200,000	$4,299,653

See accompanying notes to financial statements.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Six Months ended June 30, 2010 and 2009

[Unaudited]

1.        Nature of Business

YouBlast Global, Inc. is a Delaware corporation organized on September 26, 1997 under the name Keystone Entertainment, Inc. On September 26, 2008, the corporate name was changed to Sahara Media Holdings, Inc. On April 26, 2010, the corporate name was changed to YouBlast Global, Inc.

YouBlast Global, Inc. is a development-stage company and is the parent company of Sahara Media, Inc., a Delaware corporation formed in January 2005 (“Sahara”), also a development-stage company located in New York City (collectively YouBlast Global, Inc. and Sahara are referred to as the “Company”). Since its formation, Sahara has concentrated on the development of its business strategy. Sahara purchased the “Honey” trademark from the former publisher of Honey Magazine for the class of paper goods and printed matter (which relates to printed publications). Sahara re-launched Honey as an online magazine along with Hivespot, a social network, targeting the 18-34 urban female demographic in March 2009.  Hivespot has served as the Beta version of the youblast social network which is in development and is expected to launch in the first quarter of 2011. The Company expects that the primary components of the business will be:

●	Online ad sales on our social network youblast and magazine Honeymag.com
●	Individual subscription account upgrades (freemium) on youblast
●	Transaction fees
●	Enterprise solutions

2.        Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and notes necessary for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of June 30, 2010 and the consolidated results of operations for the six and three months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009 and the period from inception (January 18, 2005) through June 30, 2010. Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the consolidated financial statements of the Company contained in its Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a deficit accumulated during the development stage period (January 18, 2005 through June 30, 2010) amounting to approximately $13.2 million. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to invest funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure additional financing to fund its working capital requirements.  There can be no assurance that the Company will be profitable in the future or will be able to secure sufficient funding.  If the Company is not profitable and cannot obtain sufficient capital to fund operations, the Company may have to cease operations.   These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan with regards to this condition primarily includes executing upon its revised business plan, which includes the launch of the youblast social network in the first quarter of 2011. In addition, the Company’s direct sales ad team signed its first advertising client in the second half of 2009 which generated $35,000 and $30,000 in revenues in the fourth quarter of 2009 and first quarter of 2010, respectively. Additionally, the Company is presently working to raise capital through debt and equity financings. There can be no assurance that such revenues will reach anticipated amounts or that the Company will be able to raise additional capital to execute its strategy.

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

Intangible Assets
The intangible assets, initially recorded at cost, are considered to approximate fair value at the time of purchase. Amortization is provided for on a straight-line basis over seven years, the estimated useful lives of the assets. The Company evaluates the recoverability of its intangible assets periodically and takes into account events or circumstances that warrant revised estimates of their useful lives or indicate that impairments exist. Management believes, based on an independent valuation as of December 31, 2009 and no impairment events or conditions being identified to date in 2010, that there is no impairment of the Company’s intangible assets as of June 30, 2010.

Revenue Recognition
Revenue is recognized when all of the following criteria are met:  (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

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

The Company and Sahara file standalone U.S. federal and state corporate income tax returns. The Company does not believe it has any uncertain tax positions deemed material as of June 30, 2010. With few exceptions, the Company and Sahara are no longer subject to U.S. federal and state income tax examinations by tax authorities for tax periods before 2006. The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision. The Company had no interest or penalties accrued at June 30, 2010 or December 31, 2009.

Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The dilutive effect of the outstanding stock warrants is computed using the treasury stock method. For the six months ended June 30, 2010 and 2009, diluted loss per share does not include the effect of 12,444,034 and 10,344,034 stock warrants outstanding, respectively, as their effect would be anti-dilutive.

Equity-based Compensation
The Company accounts for equity based compensation transactions with employees under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 718, “Compensation, Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net earnings. The fair value of the Company’s equity instruments are estimated using the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

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

Deferred Financing Costs
Amounts incurred for costs associated with financing are amortized to expense over the life of the notes using the effective interest method.  The unamortized portion of the deferred costs is charged to operations upon the conversion of the notes or any portion thereof.

Reclassifications
Certain general and administrative expenses totaling approximately $41,000 and $54,000 in the three and six months ended June 30, 2009, respectively, have been reclassified to product development to conform to the June 30, 2010 presentation.

Subsequent Events
The Company evaluated subsequent events, which are events or transactions that occurred after June 30, 2010 through the issuance of the accompanying consolidated financial statements.

Recent Accounting Pronouncements

In January 2010, the FASB issued, and the Company adopted, ASC Update No. 2010-05 “Escrowed Share Arrangements and the Presumption of Compensation” (“ASCU No. 2010-05”). ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically has been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds. In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized. As it relates to future financings, the adoption of this update may have a material effect on the Company’s consolidated financial statements.

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

4.        Prepaid Expenses

In August 2009, the Company made an advance to an unrelated party of $35,000. The advance was non-interest bearing until the maturity date, which was November 15, 2009. This advance was made in connection with the Company’s receipt of free services for the use of the unrelated party's facilities. The Company accounted for the substance of this transaction as a cash for services event. In the first quarter of 2010 and in fiscal 2009, the Company expensed $10,000 and $13,750, respectively, for these services. In the second quarter of 2010 the Company expensed the balance in prepaid expense of $11,250 since collection became doubtful.

5.	Intangible Assets

	June 30,	December 31,
	2010	2009
	[Unaudited]

Magazine trademark	$618,673	$618,673
List/email database	2,717,653	2,717,653
Website development costs	1,086,153	749,754
Total intangibles	4,422,479	4,086,080
Less: accumulated amortization	1,098,988	818,735
Intangibles, net	$3,323,491	$3,267,345

In the six months ended June 30, 2010, the Company incurred $336,399 in website development costs. As of June 30, 2010, there are website development costs in progress of $498,933 and additional costs of approximately $225,000 are estimated to complete the project.  Amortization of the capitalized website costs, which will be amortized over an estimated useful life of seven years, will begin when the project has been completed and placed into service, which is expected to be in the first quarter of 2011. Such amortization is not included in the estimated future amortization table below. Amortization expense for the six months ended June 30, 2010 and 2009, and for the period from inception (January 18, 2005) through June 30, 2010 amounted to approximately $280,000, $196,000 and $1,099,000, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

Twelve months ended
June 30, (Unaudited)
2011	$561,000
2012	519,000
2013	472,000
2014	472,000
2015	472,000
Thereafter	328,000
$2,824,000

6.	Property and Equipment

	June 30,	December 31,
	2010	2009
	[Unaudited]

Office furniture and equipment	$31,933	$31,933
Less accumulated depreciation	10,472	7,332

Property and equipment, net	$21,461	$24,601

Depreciation expense for the six months ended June, 2010 and 2009, and for the period from inception (January 18, 2005) through June 30, 2010 amounted to approximately $3,100, $2,800 and $10,500, respectively.

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

Effective April 29, 2010, the Company increased its investment in Soundblaze by $22,000 for an aggregate investment of $67,000. As a result, the conversion right of the debenture increased to an approximate 2% equity interest in the issuer.

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

On April 13 and 14, 2010, pursuant to the Purchase Agreement, three investors purchased Debentures in the principal amounts of $245,000, $58,800 and $39,200 bearing interest at 16%. The Debentures are due on October 13 and 14, 2010, respectively. The Company may extend the Debentures’ maturity dates by three month periods, as defined in the agreement. Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the Debentures. In addition, pursuant to the Stock Purchase Agreement, the investors purchased 500,000, 120,000 and 80,000 shares of common for consideration of $5,000, $1,200 and $800, respectively. The excess of the fair market value of the common stock over the proceeds received of $168,000 is accounted for as deferred share-based financing costs, which the Company will amortize over the approximate six-month term of the debentures.

On June 7, 2010, the Company entered into a second Securities Purchase Agreement (the “June 2010 Purchase Agreement”) with JTBO, whereby the Company agreed to sell, and JTBO agreed to purchase, in two tranches, up to $250,000 in principal amount of debentures (the “June 2010 Debentures”) for an aggregate purchase price of $250,000.  In connection with the purchase of the June 2010 Debentures, the Company has agreed to issue to JTBO five year warrants (the “June 2010 Warrants”) to purchase up to 2,000,000 shares of its common stock at an exercise price of $0.50 per share. The Debentures pay interest at a rate of 16% per annum, payable in cash. The Company may extend the Debentures’ maturity date by three month periods if by the maturity date, the company notifies the Debenture holder and delivers to the Debenture holder $25,000 for the extension.  Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of not less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the Debentures.

Pursuant to the June 2010 Purchase Agreement, on June 7, 2010, the Company sold to JTBO a June 2010 Debenture in the principal amount of $100,000, and issued JTBO a June 2010 Warrant to purchase 800,000 shares of its Common Stock, for gross proceeds of $100,000.  Pursuant to the June 2010 Purchase Agreement, JTBO purchased a second June 2010 Debenture with a face value of $150,000 on June 30, 2010 for a purchase price of $150,000.  At the closing of the purchase of the second June 2010 Debenture, the Company issued to JTBO a June 2010 Warrant to purchase 1,200,000 shares of its Common Stock. The debentures mature September 30, 2010. The Company valued the 2,000,000 warrants using the Black-Scholes pricing model. The value assigned to the warrants of $168,855 is recorded as debt discount and additional paid-in capital. The debt discount is being amortized over the respective terms of the debentures. In the six months ended June 30, 2010, amortization of debt discount amounted to $7,886. The Company incurred $55,500 in financing costs in the sale of the June 2010 Debentures which are deferred and amortized over the respective terms of the debentures.

The Company and JTBO also entered into a Registration Rights Agreement, pursuant to which the JTBO was granted piggy-back registration rights with respect to the shares issuable upon conversion of the Debenture or upon exercise of the Warrant (unless such shares may be sold pursuant to Rule 144) promulgated under the Securities Act of 1933, as amended.

The Company and JTBO also entered into a Royalty Agreement (the “Royalty Agreement”) pursuant to which the Company will pay JTBO 25% of the Net Revenue received by the Company and generated by its YouBlast social network in an amount not to exceed $250,000. The Agreement will terminate on the sooner of the payment by the Company of $250,000 pursuant to the Royalty Agreement or by mutual agreement of JTBO and the Company. As used in the Royalty Agreement, “Net Revenue” means the total gross sales price and/or monetary equivalent of any other consideration actually received by the Company, less discounts, rebates, refunds or reserves applicable thereto.

On April 14, 2010, the Company borrowed $65,000 from its CEO for working capital purposes. The promissory note bears interest at 9% per annum and is secured by certain assets of the Company. Principal and all accrued and unpaid interest to the date of repayment will be paid through the issuance of shares of the Company’s common stock at a rate of $0.50 per share. The entire unpaid portion of the note, together with all accrued interest through the date of payment may be declared immediately due and payable by the CEO upon the attaining of certain capital funding by the Company, as defined in the agreement. As disclosed above, such funding was subsequently attained and the promissory note was paid in April 2010.

In May and June, 2010, the Company borrowed an aggregate of $100,000 from its CEO for working capital purposes. The promissory note bears interest at 9% per annum and is secured by certain assets of the Company. Principal and all accrued and unpaid interest to the date of repayment will be paid through the issuance of shares of the Company’s common stock at a rate of $0.50 per share. The entire unpaid portion of the note, together with all accrued interest through the date of payment may be declared immediately due and payable by the CEO upon the attaining of certain capital funding by the Company, as defined in the agreement.

The Company recorded $34,204 ($542 related party), $-0- and $244,820 ($97,277 related party) of interest expense for the six months ended June 30, 2010 and 2009, and the period from inception (January 18, 2005) through June 30, 2010, respectively.

The Company incurred an aggregate of $641,000 ($458,000 of which is share-based) in deferred financing costs in the six months ended June 30, 2010. Deferred financing costs are being amortized over the terms of the debentures using the effective interest method. Amortization amounted to $177,209 in the six months ended June 30, 2010.

9.        Stockholders’ Equity

 The Company’s Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock with a par value of $0.003 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

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

On September 17, 2008, Mac Filmworks, Inc. (formerly “MFI”, now known as YouBlast Global, Inc.) (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sahara Media Acquisitions, Inc. a Delaware corporation.  Pursuant to the Merger Agreement, Sahara Media Acquisitions, Inc. merged into Sahara, such that Sahara became a wholly-owned subsidiary of MFI (thereby forming the Company). Pursuant to the Merger Agreement, the Company  issued 18,150,000 shares of their common stock to the shareholders of Sahara (the “Acquisition Shares”) (subject to the placement of 5,000,000 Acquisition Shares in escrow pursuant to the Escrow Agreement (defined below)), representing approximately 58.9% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger and the Private Placement (defined below), and the outstanding shares of common stock of Sahara were transferred to the Company and cancelled.

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

(c)
In the event that, from the period from the launch of the online magazine Honeymag.com, until nine months after the Closing Date, the average number of monthly viewed impressions of the Company’s online magazine Honeymag.com is at least 300,000 (the “Third Performance Threshold”), 20% of the Escrow Shares will be released to the Sahara Escrow Shareholders. The Third Performance Threshold was met and 20% of the Escrow Shares were released to the Escrow Shareholders.

(d)
In the event that the Company’s social networking site Hivespot.com has at least 200,000 pre-registered users on September 30, 2009 (the “Fourth Performance Threshold”), 20% of the Escrow Shares will be released to Sahara Escrow Shareholders. The Fourth Performance Threshold was met and 20% of the Escrow Shares were released to the Escrow Shareholders.

(e)
 In the event that the Company either has revenue of at least $1,000,000 for the year ending. December 31, 2009, or accounts receivable of at least $1,000,000 as of December 31, 2009, as disclosed in the Company’s audited financial statements included in the Company’s Form 10-K for the year ending December 31, 2009 filed with the SEC (the “Fifth Performance Threshold”), 20% of the Escrow Shares will be released to the Sahara Escrow Shareholders. The Fifth Performance Threshold was not met and 20% of the Escrow Shares were effectively returned to the Company as treasury stock on December 29, 2009.

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

Effective December 31, 2008, the contract with Marathon was terminated.  Per the termination agreement, 200,000 of the original warrants were cancelled.  The Company recorded approximately $9,000, $22,000, and $51,000 of equity based compensation for the six months ended June 30, 2010 and 2009, and for the period from inception (January 18, 2005) through June 30, 2010, relating to the remaining 100,000 warrants.

Aurelian Investments, LLC

In connection with a consulting agreement (the “Agreement”) entered into with Aurelian Investments, LLC (“Aurelian”) on August 13, 2008, the Company was required to issue a total of 200,000 common shares and five-year warrants to purchase 200,000 common shares with an exercise price of $1.50 per share for services rendered by Aurelian in connection with the Recapitalization that was consummated on September 17, 2008 (the “Recapitalization”).  Fifty thousand of the 200,000 common shares were issued on September 17, 2008 (date of Recapitalization) and such shares were properly reflected in the financial statements since that time at $1.25 per share. The remaining 150,000 shares and warrants to purchase 150,000 shares of common stock were issued through the six months ended June 30, 2010.

The value ascribed to the 150,000 common shares issued subsequent to September 17, 2008 is based on the stock price as of the date of the Recapitalization ($1.25). The total value of such shares amounts to $187,500.  The estimated fair value ascribed to the warrants is based upon the Black-Scholes Option Pricing Model.  The weighted average assumptions were based upon data as of September 17, 2008: volatility 94.8%, dividend yield 0%, risk free interest rate 2.52%, and an expected life of 5 years.  The fair value of the warrants at the date of the Recapitalization was $174,000. The balance of the warrants to purchase shares (50,000) is scheduled to be issued in 2010 and has been recorded as a component of stockholders’ equity.

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

Effective April 13 and 14, 2010, the Company sold 500,000, 120,000 and 80,000 shares of common stock to three debenture holders for consideration of $5,000, $1,200 and $800, respectively (see Note 8).

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

JTBO – Warrants dated June 2010
Pursuant to the June 2010 Purchase Agreement, the Company issued five-year warrants to purchase 2,000,000 common shares with an exercise price of $0.50 per share to JTBO as additional consideration for the June 2010 Debenture purchased by JTBO (see Note 8).  The Company recorded $168,855 as debt discount and additional paid-in capital. The warrants vest immediately.

The 2010 warrants were valued using the Black-Scholes pricing model with the following weighted average assumptions: 0 % Dividend yield; risk free interest rate 1.85%; volatility of 75.05%; and an expected life of 5 years.

The 2008 warrants were valued using the Black-Scholes pricing model with the following weighted average assumptions: 0 % Dividend yield; risk free interest rate 2.52%; volatility of 94.8%; and an expected life of 5 years.

Warrant activity for non-employees during the period of inception (January 18, 2005) through June 30, 2010 is as follows:

			Weighted
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Warrant	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term (Years)	Value
Granted during 2006	200,000	$0.01
Balance at December 31, 2006	200,000	$0.01
Granted during 2007	--	$--
Balance at December 31, 2007	200,000	$0.01
Granted during 2008	10,494,034	$2.23
Exercised during 2008	--	$--
Forfeited/cancelled during 2008	(400,000)	$0.75
Outstanding, December 31, 2008	10,294,034	$2.25
Granted during 2009	100,000	$1.50
Exercised during 2009	--	$--
Outstanding, December 31, 2009	10,394,034	$2.24
Granted through June 30, 2010	2,050,000	$0.52
Outstanding, June 30, 2010 (Unaudited)	12,444,034	$1.96	3.54	-0-
Exercisable shares, June 30, 2010 (Unaudited)	12,377,367	$1.96	3.50	-0-

		Weighted
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Granted during 2006 (none granted during 2007)	200,000	$0.02
Non-vested December 31, 2007 and 2006	200,000	$0.02
Granted during 2008	10,494,034	$0.79
Vested during 2008	(10,194,034)	$0.79
Forfeited during 2008	(400,000)	$0.12
Non-vested, December 31, 2008	100,000	$0.22
Granted during 2009	100,000	$0.87
Vested during 2009	(133,333)	$0.80
Non-vested, December 31, 2009	66,667	$0.57
Granted through June 30, 2010 (Unaudited)	2,050,000	$0.27
Vested through June 30, 2010 (Unaudited)	(2,050,000)	$0.27
Non-vested, June 30, 2010 (Unaudited)	66,667	$0.57

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

In February 2009, the Company entered into a one year consulting agreement with Hanover Capital Corporation (“Hanover”). Per the agreement, the Company is obligated to issue Hanover a total of 450,000 restricted common shares valued at $3.00 per share ($1,350,000), the stock price at the effective date of the agreement, on a pro rata basis over a period of six months during the term of the agreement. As of June 30, 2010, the shares have not been issued and the Company has recorded a liability of $1,350,000 relating to the common stock required to be issued under this agreement. The shares of stock are expected to be granted during the second half of 2010 (See Note 12).

See “Services Arrangement” in Note 11 and “Consulting Agreements” in Note 12 for additional Share Liability information.

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

Net deferred tax assets consist of the following:

	June 30, 2010	December 31, 2009
	[Unaudited]

Net operating loss carryforwards	$3,806,000	$2,907,000
Amortization of intangible assets	264,000	196,000
Share-based payments	660,000	1,263,000
Net deferred tax assets	4,730,000	4,366,000
Valuation allowance	(4,730,000)	(4,366,000)
Net deferred tax assets	$--	$--

The valuation allowance increased by approximately $364,000, $1,369,000 and $4,730,000 during the six months ended June 30, 2010 and 2009, and the period from inception (January 18, 2005) through June 30, 2010, respectively.

Under the provisions of Section 382 of the Internal Revenue Code, certain substantial changes in the Company’s ownership result in a limitation on the amount of net operating loss carry forwards which can be used in future years.

11.	Related Party Transactions

Lease Agreement
Effective December 1, 2009, the Company entered into a two year lease agreement with Sahara Entertainment, LLC (“SELLC”), an entity wholly-owned by the Company’s Chief Executive Officer (“CEO”). The lease term is effective from December 1, 2009 through November 30, 2011, with an option available to the Company to renew for a third year, at $84,000 per annum ($7,000 per month) (See Note 12). The agreement provides for a $15,000 security deposit, which has not been paid as of June 30, 2010. Among other terms, the lease calls for the Company to pay for certain expenses, such as utilities and maintenance, and the payment of rent related to a three month trial period due upon the lease signing, if effectuated. The Company incurred rent expense of $63,000 in the six months ended June 30, 2010. As of June 30, 2010, in addition to the security deposit, approximately $21,000 in accrued rent expense is owed to SELLC.

Services Arrangement
The Company has an arrangement with AG Unlimited International LLC ("AG"), whereby AG manages all licensing agreements on behalf of Sahara. The principal of AG became the spouse of the Company's CEO, during the quarter ended September 30, 2009. The terms of the contract, which was signed November 2009 but effectively began October 2008, provide a monthly fee of $10,000 until such time the contract is cancelled by either party, as well as the issuance of 100,000 shares of the Company’s common stock. The shares of common stock issuable under the agreement are non-forfeitable and were approved for issue by the Company’s Board of Directors and issued in February 2010. The value of the shares, $35,000 ($0.35 per share), is included in production cost for the year ended December 31, 2009. The Company accounted for 25,000 shares (25%),valued at $8,750, as issued effective December 31, 2009 and recorded 75,000 shares (75%), valued at $26,250,as share liability (See Note 9). Expenses (non share-based) incurred in connection with services provided by AG amounted to $60,000, $60,000 and $210,000 for the six months ended June 30, 2010 and 2009 and for the period from inception (January 18, 2005) through June 30, 2010, respectively.

Promissory Notes
The Company entered into various promissory note agreements with its CEO (See Note 8).

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

Effective April 17, 2010, the Company entered into a one year lease agreement for a satellite office in San Francisco, CA. The agreement provides for monthly rent expense of $5,800, a security deposit of $8,700 and prepayment of the first and last month rent totaling $11,600. The lease term ends April 17, 2011, unless mutually extended. The Company has mutually agreed to share the office space with Fileblaze, LLC (see “License Agreement” below). Per the agreement, Fileblaze, LLC will be responsible for the security deposit, first and last month rent prepayment and one-half of the monthly rent. The Company incurred rent expense of $5,800 related to this lease for the period ended June 30, 2010.

Rent expense was approximately $125,000, $54,000 and $473,000 for the six months ended June 30, 2010 and 2009 and the period from inception (January 18, 2005) through June 30, 2010, respectively.

Approximate future minimum annual lease payments are as follows:

Twelve Months Ended
June 30, (Unaudited)

2011	$227,000
2012	64,000
$291,000

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

Employment Agreement
Effective February 18, 2009, the Company entered into an employment agreement with its CEO.  Terms of the agreement include: an annual salary of $300,000, $325,000 and $350,000 over its three year period; a signing bonus of $155,000; and as soon as practicable after the effective date, the Company shall grant to the CEO an option to purchase 3,000,000 shares of Company common stock at an exercise price of $2.00 per share or in another form as acceptable to the Company’s Board of Directors. As of June 30, 2010, the option has not been granted.

Approximate future commitments under the agreement are as follows:

Twelve Months Ended
June 30, (Unaudited)

2011	$334,000
2012	219,000
$553,000

License Agreement
Effective February 22, 2010, the Company entered into a license agreement with Fileblaze, LLC (“Fileblaze”) for the use of computer software and systems (“Licensed System”) to be utilized in the operation of the youblast social network. Fileblaze is wholly-owned by Soundblaze (see Note 7). The initial term of the agreement is for three years, with the right to renew the term for successive one year periods. The license provides for a $1 fee payable annually plus an amount equal to 15% of gross revenues earned by the Company or its affiliates in connection with the use of the Licensed System.

Royalty Agreement
Pursuant to the June 2010 Purchase Agreement (see Note 8), the Company and JTBO entered into a Royalty Agreement (the “Royalty Agreement”) pursuant to which the Company will pay JTBO 25% of the Net Revenue received by the Company and generated by its youblast social network in an amount not to exceed $250,000. The Agreement will terminate on the sooner of the payment by the Company of $250,000 pursuant to the Royalty Agreement or by mutual agreement of JTBO and the Company. As used in the Royalty Agreement, “Net Revenue” means the total gross sales price and/or monetary equivalent of any other consideration actually received by the Company, less discounts, rebates, refunds or reserves applicable thereto.

Consulting Agreements

Effective April 1, 2010, the Company entered into an agreement with a consultant for management advisory services and for developing, creating and launching the Company’s youblast.com website. The agreement is in effect through June 30, 2010 and provides for compensation of $500 per day as services are rendered, not to exceed $10,400 per month. In addition, the consultant is entitled to receive shares of Company common stock as follows: 200,000 shares on June 1, 2010; 200,000 shares upon the successful launching of the youblast.com website; 200,000 shares upon the reaching of 1,000,000 registered users on youblast.com; 100,000 shares upon reaching as to be determined revenue targets. The consultant will also be entitled to a bonus of $25,000 upon the Company’s successful completion of a capital raise of $10,000,000. In June 2010, the Company recorded a share liability and share-based expense of $59,079 for the obligation to issue 200,000 shares of common stock to the consultant, valued using the average share price for the period the agreement was in effect. The shares are expected to be issued by the Company in the second half of 2010.

On April 26, 2010 the Company entered into an agreement with a consultant for management services effective May 1, 2010. The agreement is on a month-to-month basis and provides for monthly compensation of $10,417 plus the issuance of 29,167 shares of Company common stock for each month that the agreement is in affect. In May 2010, the Company recorded a share liability and share-based expense of $7,423 for the obligation to issue 29,167 shares of common stock to the consultant, valued using the average share price for the period the agreement was in effect. The shares are expected to be issued by the Company in the second half of 2010. The Company extended the cash compensation terms of the agreement into June 2010, the issuance of shares was not extended.

Significant Concentration

In the six months ended June 30, 2010, one customer generated 95% of revenues. There were no such concentrations in the comparative 2009 period.

13.	Subsequent Events

Effective July 1, 2010, the Company entered into an employment agreement with an individual to serve as the Company’s President and CEO (“Employee”).  The Company’s current CEO will serve as Chairman of the Board of Directors. Terms of the employment agreement, which is effective from July 1, 2010 through June 30, 2012, include among other customary provisions of employment: an annual salary of $240,000; a signing bonus of 1,000,000 shares of Company common stock; 250,000 shares of Company common stock issued quarterly during the first year of the agreement and vesting October 1, 2010, January 1, 2011, April 1, 2011 and July 1, 2011; an additional 1,000,000 shares of Company common stock upon attaining certain achievements to be determined at a later date; monthly housing allowance towards the rent of an apartment in New York City in the amount of $4,500. The 2,000,000 aggregate common shares issued as a signing bonus and quarterly during the first year of the agreement, or any portion thereof, shall be returned to the Company on a prorated basis for time remaining in the term should the Employee terminate the employment agreement. The employment agreement is directly contingent on the attainment of investment funding of at least $3,250,000 achieved directly through the efforts of the Employee and/or John Thomas Financial and/or its agents or affiliates, on or before September 30, 2010. If such investment funding is not attained on or before September 30, 2010, this employment agreement shall immediately be terminated.

In July 2010, the Company made a payment of $50,000 on the $100,000 promissory note with its Chairman (former CEO). The Chairman then loaned the Company an additional $16,000, leaving a promissory note balance of $66,000. In addition, the Chairman personally paid $25,275 of Company expenses in the subsequent period.

On August 10, 2010, the Company entered into a third Securities Purchase Agreement (the “August 2010 Purchase Agreement”) with JTBO, whereby the Company agreed to sell, and JTBO agreed to purchase, in one or more tranches, up to $250,000 in principal amount of debentures (the “ August 2010 Debentures”) for an aggregate purchase price of $250,000. The August 2010 Debentures pay interest at a rate of 16% per annum, payable in cash and are due on October 30, 2010. For each $50,000 of August 2010 Debentures that JTBO purchases, the Company will issue JTBO a warrant to purchase 400,000 shares of Company common stock.

Pursuant to the August 2010 Purchase Agreement, on August 10, 2010, the Company sold to JTBO an August 2010 Debenture in the principal amount of $100,000, and issued to JTBO a warrant to purchase 800,000 shares of its Common Stock, at $.50 per share, for gross proceeds of $100,000.  As set forth in the Purchase Agreement, the Fund has agreed to purchase up to $150,000 of additional Debentures by August 31, 2010, provided the Company has complied with the conditions and agreements set forth in the Purchase Agreement.

John Thomas Financial, Inc. was the exclusive placement agent for the August 2010 Purchase Agreement private placement and received a finder’s fee of $13,000 for this.

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

The social network Hivespot, which was officially launched in March 2009, has served as the Beta version of our youblast social network which is expected to be launched in the first quarter of 2011. The online magazine, Honeymag.com, and Honeytv.com, are currently operating websites that were officially launched in March 2009 and November 2009, respectively. We believe having active web portals will allow us to exploit the synergies of our online magazine and social networking site by driving traffic and our user base into youblast.  Through June 30, 2010, our websites have had an aggregate of approximately 709,270 visits and 1,646,533 page views, by 471,566 unique visitors, with average time on site of 2 minutes and 19 seconds, and 10,198 registered users.

The Company has been focused on driving unique visitors (traffic) and impressions through organic and viral means to our sites.  We believe that this methodology of ramping in these categories will allow our sites to become viable advertising mediums by the first quarter of 2011.

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

To track this traffic on our integrated web properties we utilize Google Ad Works.  Google Ad Works calculates the total number of pages (impressions) that visitors viewed on our web properties.  To date, we have recorded the following monthly total impressions: April 2009 - 650,816; May 2009  - 782,648; June 2009 - 1,114,206; July 2009 - 1,729,823; August 2009 - 1,888,048; September 2009 - 1,802,203; October 2009 - 550,067; November 2009 - 693,832; December 2009 - 798,142; January 2010 - 714,095; February 2010 - 618,707; March 2010 – 673,495; April 2010 – 1,542,877; May 2010 – 1,542,871; June 2010 – 771,410. These impressions have largely been achieved through organic/viral means, which, we believe will allow us to become a viable advertising medium for brands by the first quarter of 2011.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)

Revenue	$1,076	$108	$31,599	$3,580

Costs and expenses
Product development	327,666	352,360	704,880	568,037
Selling and marketing	23,553	195,070	39,650	277,584
General and administrative	543,753	792,420	1,533,525	1,921,909
Interest income	--	(2,108)	(2,028)	(8,736)
Interest expense – related party	542	--	542	--
Interest expense	32,158	--	33,662	--
Loss on sale of available-for-sale security	--	--	6,005	--
Amortization – debt discount	7,886	--	7,886	--
Amortization – deferred financing costs	172,621	--	177,209	--

Net loss	$(1,107,103)	$(1,337,634)	$(2,469,732)	$(2,755,214)

Net loss per share – basic and diluted	$(0.03)	$(0.04)	$(0.07)	$(0.09)

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues for the three months ended June 30, 2010 were $1,076 compared to $108 for the three months ended June 30, 2009. We generated minimal revenue from on-line advertising to date. The website Honeymag.com was launched as our online magazine on March 5, 2009, on-line ads primarily accounted for the revenue in the second quarters of 2010 and 2009.

Product development expenses for the three months ended June 30, 2010 were $327,666, compared to $352,360 for the three months ended June 30, 2009, a decrease of $24,694.  The decrease is primarily attributable to a decrease in payroll of $48,000 net of increased network costs of $22,000. We incurred additional network costs as we continued the process of developing our new youblast social network in accordance with our strategic plan to generate revenues. Payroll costs decreased as we outsourced a significant portion of the product development function to outside consultants.

Selling and marketing expense for the three months ended June 30, 2010 were $23,553, compared to $195,070 for the three months ended June 30, 2009, a decrease of $171,517. We implemented expense reduction procedures in 2010 in an effort to preserve our operating capital which resulted in a reduction of selling and marketing payroll of $30,000 and marketing and advertising costs of $142,000.

General and administrative expenses for the three months ended June 30, 2010 were $543,753, compared to $792,420 for the three months ended June 30, 2009 a decrease of $248,667. The decrease is primarily attributable to decreases in share-based consulting fees of $215,000 and payroll and related costs of $22,000. Share-based consulting fees of $285,000 in 2009 were primarily related to a contract which is no longer in affect in 2010.

Interest expense, amortization of deferred financing costs and amortization of debt discount amounted to $32,700, $172,621 and $7,886, respectively in the three months ended June 30, 2010, related to the financing received in 2010. There was no such outstanding debt in the comparative 2009 period.

As a result of the foregoing, the net loss for the three months ended June 30, 2010 was $1,107,103, compared to a net loss of $1,337,634 for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues for the six months ended June 30, 2010 were $31,599 compared to $3,580 for the six months ended June 30, 2009. Although we generated minimal revenue from on-line advertising to date, we did recognize revenue from one customer in the amount of $30,000 in the first quarter of 2010. The website Honeymag.com was not launched as our online magazine until March 5, 2009, however, ads were sold on a prior version of the Honeymag.com website (which had much less content than our online magazine and did not include a social network). These ads primarily accounted for the revenue in the first six months of 2009.

Product development expenses for the six months ended June 30, 2010 were $704,880, compared to $568,037 for the six months ended June 30, 2009, an increase of $136,843.  The increase is primarily attributable to increased network costs of $94,000, additional amortization expenses of $84,000 and increased edit and creative costs of $48,000. These increases were offset by a reduction in payroll and related costs of $76,000. In the six months ended June 30, 2010 we incurred these additional costs as we developed content for our existing online magazine and social network, which were launched in March 2009, and continued the process of developing our new youblast social network in accordance with our strategic plan to generate revenues. Payroll costs decreased as we outsourced a significant portion of the product development function to outside consultants.

Selling and marketing expense for the six months ended June 30, 2010 were $39,650, compared to $277,584 for the six months ended June 30, 2009, a decrease of $237,934. We implemented expense reduction procedures in an effort to preserve our operating capital which resulted in a reduction of selling and marketing payroll of $54,000 and marketing and advertising costs of $184,000.

General and administrative expenses for the six months ended June 30, 2010 were $1,533,525, compared to $1,921,909 for the six months ended June 30, 2009 a decrease of $388,384. The decrease is primarily attributable to decreases in share-based consulting fees of $546,000, payroll and related costs of $225,000, business consulting of $37,000, travel and entertainment of $28,000 and professional fees of $24,000. Share-based consulting fees of $634,000 in 2009 were primarily related to a contract which is no longer in affect in 2010. The decreases in payroll and related costs, business consulting, travel and entertainment and professional fees are a result of both our implementation of expense reduction procedures and expenses related to certain SEC filings in 2009 that are not incurred in 2010. The decreases are offset by increases in share-based compensation of $408,000, which resulted from the increase in value of shares issued in 2010 for bonuses accrued in 2009, and rent of $71,000 incurred under new lease agreements.

Interest expense, amortization of deferred financing costs and amortization of debt discount amounted to $34,204, $177,209 and $7,886, respectively in the six months ended June 30, 2010, related to the financing received in 2010. There was no such outstanding debt in the six months ended June 30, 2009. Additionally, we realized a loss on the sale of our investment in corporate bonds in the amount of $6,005 in the six months ended June 30, 2010.

As a result of the foregoing, the net loss for the six months ended June 30, 2010 was $2,469,732, compared to a net loss of $2,755,214 for the six months ended June 30, 2009.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a deficit accumulated during the development stage amounting to approximately $13.2 million as of June 30, 2010.  There can be no assurance that the Company will be profitable in the future.  If the Company is not profitable and cannot obtain sufficient capital to fund operations, the Company may have to cease operations.   These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan with regards to this condition primarily includes executing upon its revised business plan, which includes the launch of the youblast social network in the first quarter of 2011. In addition, the Company’s direct sales ad team signed its first advertising client in the second half of 2009 which generated $35,000 and $30,000 in revenues in the fourth quarter of 2009 and first quarter of 2010, respectively. Additionally, the Company is presently working to raise capital through debt and equity financings. There can be no assurance that such revenues will reach anticipated amounts or that the Company will be able to raise additional capital to execute its strategy.

As of June 30, 2010, we have cash and cash equivalents available of approximately $57,000. As of December 31, 2009, we had cash and cash equivalents available of $316,317 and an available-for-sale investment of $295,500. Operations and the net cash used in investing activities net of the cash provided by financing activities, as described below, resulted in the decrease in cash and cash equivalents from December 31, 2009 to June 30, 2010.

During the six months ended June 30, 2010, we utilized approximately $1,232,000 in cash for operating activities, which was primarily a result of our net loss of approximately $2,470,000 as adjusted for the non-cash deductions for depreciation and amortization of intangibles of $283,000, amortization of financing costs and debt discount of $185,000 and share based expenses of $510,000 in the six month period. Additionally, accounts payable and accrued expenses increased $208,000.

In the six months ended June 30, 2010, investing activities utilized $44,000 in net cash primarily from $336,000 in payments towards capitalized website development costs as we prepared for the launch of our youblast social network, net of proceeds of $294,000 received from the sale of our investment in a corporate debt instrument. Financing activities provided net cash of $1,017,000 from (i) the sale of debentures and common stock; net of financing costs, of $917,000 and (ii) notes payable from a related party of $100,000.

We expect that we will need to raise additional capital to execute our business plan. Our cash and cash equivalents on hand at June 30, 2010 will not be sufficient to fund our operations at their current level for the next twelve months.  There can be no assurance that our cost estimates are accurate, that anticipated revenues will materialize, or that we will be successful in securing equity or debt financing to meet our need for working capital. There can be no assurance, in light of the current economic crisis, that such financing, if and when needed, will be available in amounts or on terms acceptable to us, or at all.

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

On April 13 and 14, 2010, pursuant to the Purchase Agreement, three investors purchased Debentures in the principal amounts of $245,000, $58,800 and $39,200 bearing interest at 16%. The Debentures are due on October 13 and 14, 2010, respectively. The Company may extend the Debentures’ maturity dates by three month periods, as defined in the agreement. Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the Debentures. In addition, pursuant to the Stock Purchase Agreement, the investors purchased 500,000, 120,000 and 80,000 shares of common for consideration of $5,000, $1,200 and $800, respectively. The excess of the fair market value of the common stock over the proceeds received of $168,000 is accounted for as deferred share-based financing costs, which the Company will amortize over the approximate six-month term of the debentures.

On June 7, 2010, the Company entered into a second Securities Purchase Agreement (the “June 2010 Purchase Agreement”) with JTBO, whereby the Company agreed to sell, and JTBO agreed to purchase, in two tranches, up to $250,000 in principal amount of debentures (the “June 2010 Debentures”) for an aggregate purchase price of $250,000.  In connection with the purchase of the June 2010 Debentures, the Company has agreed to issue to JTBO five year warrants (the “June 2010 Warrants”) to purchase up to 2,000,000 shares of its common stock at an exercise price of $0.50 per share. The Debentures pay interest at a rate of 16% per annum, payable in cash. The Company may extend the Debentures’ maturity date by three month periods if by the maturity date, the company notifies the Debenture holder and delivers to the Debenture holder $25,000 for the extension.  Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of not less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the Debentures.

Pursuant to the June 2010 Purchase Agreement, on June 7, 2010, the Company sold to JTBO a June 2010 Debenture in the principal amount of $100,000, and issued JTBO a June 2010 Warrant to purchase 800,000 shares of its Common Stock, for gross proceeds of $100,000.  Pursuant to the June 2010 Purchase Agreement, JTBO purchased a second June 2010 Debenture with a face value of $150,000 on June 30, 2010 for a purchase price of $150,000.  At the closing of the purchase of the second June 2010 Debenture, the Company issued to JTBO a June 2010 Warrant to purchase 1,200,000 shares of its Common Stock. The debentures mature September 30, 2010. The Company valued the 2,000,000 warrants using the Black-Scholes pricing model. The value assigned to the warrants of $168,855 is recorded as debt discount and additional paid-in capital. The debt discount is being amortized over the respective terms of the debentures. In the six months ended June 30, 2010, amortization of debt discount amounted to $7,886. The Company incurred $55,500 in financing costs in the sale of the June 2010 Debentures which are deferred and amortized over the respective terms of the debentures.

The Company and JTBO also entered into a Registration Rights Agreement, pursuant to which the JTBO was granted piggy-back registration rights with respect to the shares issuable upon conversion of the Debenture or upon exercise of the Warrant (unless such shares may be sold pursuant to Rule 144) promulgated under the Securities Act of 1933, as amended.

The Company and JTBO also entered into a Royalty Agreement (the “Royalty Agreement”) pursuant to which the Company will pay JTBO 25% of the Net Revenue received by the Company and generated by its youblast social network in an amount not to exceed $250,000. The Agreement will terminate on the sooner of the payment by the Company of $250,000 pursuant to the Royalty Agreement or by mutual agreement of JTBO and the Company. As used in the Royalty Agreement, “Net Revenue” means the total gross sales price and/or monetary equivalent of any other consideration actually received by the Company, less discounts, rebates, refunds or reserves applicable thereto.

On April 14, 2010, the Company borrowed $65,000 from its CEO for working capital purposes. The promissory note bears interest at 9% per annum and is secured by certain assets of the Company. Principal and all accrued and unpaid interest to the date of repayment will be paid through the issuance of shares of the Company’s common stock at a rate of $0.50 per share. The entire unpaid portion of the note, together with all accrued interest through the date of payment may be declared immediately due and payable by the CEO upon the attaining of certain capital funding by the Company, as defined in the agreement. As disclosed above, such funding was subsequently attained and the promissory note was paid in April 2010.

In May and June, 2010, the Company borrowed an aggregate of $100,000 from its CEO for working capital purposes. The promissory note bears interest at 9% per annum and is secured by certain assets of the Company. Principal and all accrued and unpaid interest to the date of repayment will be paid through the issuance of shares of the Company’s common stock at a rate of $0.50 per share. The entire unpaid portion of the note, together with all accrued interest through the date of payment may be declared immediately due and payable by the CEO upon the attaining of certain capital funding by the Company, as defined in the agreement.

The Company recorded $34,204 ($542 related party), $-0- and $244,820 ($97,277 related party) of interest expense for the six months ended June 30, 2010 and 2009, and the period from inception (January 18, 2005) through June 30, 2010, respectively.

The Company incurred an aggregate of $641,000 ($458,000 of which is share-based) in deferred financing costs in the six months ended June 30, 2010. Deferred financing costs are being amortized over the terms of the debentures using the effective interest method. Amortization amounted to $177,209 in the six months ended June 30, 2010.

In July 2010, the Company made a payment of $50,000 on the $100,000 promissory note with its Chairman (former CEO). The Chairman then loaned the Company an additional $16,000, leaving a promissory note balance of $66,000. In addition, the Chairman personally paid $25,275 of Company expenses in the subsequent period.

On August 10, 2010, the Company entered into a third Securities Purchase Agreement (the “August 2010 Purchase Agreement”) with JTBO, whereby the Company agreed to sell, and JTBO agreed to purchase, in one or more tranches, up to $250,000 in principal amount of debentures (the “ August 2010 Debentures”) for an aggregate purchase price of $250,000. The August 2010 Debentures pay interest at a rate of 16% per annum, payable in cash and are due on October 30, 2010. For each $50,000 of August 2010 Debentures that JTBO purchases, the Company will issue JTBO a warrant to purchase 400,000 shares of Company common stock.

Pursuant to the August 2010 Purchase Agreement, on August 10, 2010, the Company sold to JTBO an August 2010 Debenture in the principal amount of $100,000, and issued to JTBO a warrant to purchase 800,000 shares of its Common Stock, at $.50 per share, for gross proceeds of $100,000.  As set forth in the Purchase Agreement, the Fund has agreed to purchase up to $150,000 of additional Debentures by August 31, 2010, provided the Company has complied with the conditions and agreements set forth in the Purchase Agreement.

John Thomas Financial, Inc. was the exclusive placement agent for the August 2010 Purchase Agreement private placement and received a finder’s fee of $13,000 for this.

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

Intangible Assets

The intangible assets, initially recorded at cost, are considered to approximate fair value at the time of purchase. Amortization is provided for on a straight-line basis over seven years, the estimated useful lives of the assets. The Company evaluates the recoverability of its intangible assets periodically and takes into account events or circumstances that warrant revised estimates of their useful lives or indicate that impairments exist. Management believes, based on an independent valuation as of December 31, 2009 and no impairment events or conditions being identified to date in 2010, that there is no impairment of the Company’s intangible assets as of June 30, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and principal financial officer Philmore Anderson IV. Upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Changes in Internal Controls

During our fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective March 24, 2010, the Company sold 1,000,000 shares and issued 200,000 shares of common stock to JTBO pursuant to Debenture and Stock Purchase agreements.

Effective April 13 and 14, 2010, the Company sold 500,000, 120,000 and 80,000 shares of common stock to three debenture holders for consideration of $5,000, $1,200 and $800, respectively.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBTS.

Exhibit Number	Description
4.1	16% Debenture, dated June 7, 2010 (filed with the Company’s 8K on June 11, 2010 and incorporated herein by reference)

4.2	Warrant to Purchase Common Stock, dated June 7, 2010 (filed with the Company’s 8K on June 11, 2010 and incorporated herein by reference)

10.1	Securities Purchase Agreement, dated June 7, 2010 (filed with the Company’s 8K on June 11, 2010 and incorporated herein by reference)

10.2	Registration Rights Agreement, dated June 7, 2010 (filed with the Company’s 8K on June 11, 2010 and incorporated herein by reference)

10.3	Royalty Agreement, dated June 7, 2010 (filed with the Company’s 8K on June 11, 2010 and incorporated herein by reference)

32.1	Certification by Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350

31.1	Certification by Chief Executive Officer and principal financial officer pursuant to Sarbanes Oxley Section 302

32.1	Certification by Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBLAST GLOBAL, INC.

Date: August 20, 2010	By:	/s/ Jeffrey Forster
Name: Jeffrey Forster
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)