Form 10-Q
period 2010-09-30
YOUBLAST GLOBAL, INC.
filed 2010-11-22
CIK 1131166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2010 there were 35,225,044 outstanding shares of the Registrant's Common Stock, $.003 par value.

YOUBLAST GLOBAL, INC.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (unaudited) and for the period from inception (January 18, 2005) through September 30, 2010 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the nine months ended September 30, 2010 (unaudited) and for the period from inception (January 18, 2005) through September 30, 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited) and for the period from inception (January 18, 2005) through September 30, 2010 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4T. Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. (Removed and Reserved)	39

Item 5. Other Information	39

Item 6. Exhibits	39

SIGNATURES	40

YOUBLAST GLOBAL, INC.

PART I Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage enterprise)
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$-	$316,317
Accounts receivable	19,701	-
Deferred financing costs	22,336	-
Prepaid expenses and other	9,400	49,539
Available-for-sale security	-	295,500
Total current assets	51,437	661,356

Property and equipment, net	19,892	24,601
Intangible assets, net	3,339,481	3,267,345
Security deposits	46,200	46,200
Investment at cost	67,000	45,000
Deposits	-	20,000

Total assets	$3,524,010	$4,064,502

Liabilities and stockholders' equity (deficiency)
Current liabilities:
Accounts payable and accrued expenses	$616,276	$1,400,852
Notes payable, net of discount	1,107,116	-
Notes payable, related party	261,000	-
Advances, related party	122,381	-
Share liability	1,695,204	1,376,250
Total current liabilities	3,801,977	2,777,102

Commitments and contingencies	-	-

Stockholders' equity (deficiency)
Preferred stock, $0.0001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock, $0.003 par value; 50,000,000 shares authorized;
36,391,709 shares issued and 35,391,709 shares outstanding
at September 30, 2010; 31,066,710 shares issued and 30,066,710
outstanding at December 31, 2009	109,175	93,200
Additional paid-in capital	14,357,311	11,939,664
Accumulated other comprehensive loss	-	(4,500)
Deficit accumulated during the development stage	(14,741,453)	(10,737,964)
	(274,967)	1,290,400
Less: Treasury stock - (1,000,0000 common shares) at cost	(3,000)	(3,000)
Total stockholders' equity (deficiency)	(277,967)	1,287,400

Total liabilities and stockholders' equity (deficiency)	$3,524,010	$4,064,502

See accompanying notes to financial statements.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage company)
Consolidated Statements of Operations (Unaudited)

					Period from inception
	Three Months Ended		Nine Months Ended		(January 18, 2005)
	September 30,		September 30,		through September 30,
	2010	2009	2010	2009	2010

Revenue	$22,027	$35,205	$53,626	$38,785	$128,023

Costs and expenses:
Product development	199,666	364,641	904,546	932,678	3,152,246
Selling and marketing	623	69,790	40,273	347,374	629,993
General and administrative	348,443	923,859	1,881,968	2,845,768	9,700,268

Loss from operations	(526,705)	(1,323,085)	(2,773,161)	(4,087,035)	(13,354,484)

Interest income	-	10,049	2,028	18,785	60,008
Loss on sale of available-for-sale security	-	-	(6,005)	-	(10,010)
Amortization - deferred financing costs	(726,438)	-	(903,647)	-	(903,647)
Amortization - debt discount	(231,102)	-	(238,988)	-	(238,988)
Interest expense- related party	(3,600)	-	(4,142)	-	(100,877)
Interest expense	(45,912)	-	(79,574)	-	(193,455)

Net loss	$(1,533,757)	$(1,313,036)	$(4,003,489)	$(4,068,250)	$(14,741,453)

Basic and diluted loss per share	$(0.04)	$(0.04)	$(0.12)	$(0.13)

Weighted average common shares
- basic and diluted	35,391,709	31,028,710	34,664,475	30,997,940

See accompanying notes to financial statements.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the Period from Date of Inception (January 18, 2005)
through September 30, 2010 (Unaudited)

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

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the Period from Date of Inception (January 18, 2005)
through September 30, 2010 (Unaudited)

				Accumulated	Deficit
				Other	Accumulated			Total
			Additional	Comprehensive	During the			Stockholders'
	Common Stock		Paid-in	Income	Development	Treasury Stock		Equity
	Shares	Amount	Capital	(Loss)	Stage	Shares	Amount	(Deficiency)

Issuance of common stock to investors net of issuance costs
of $2,370,478 for private placement	6,526,159	19,578	5,768,310					5,787,888
Issuance of common stock as additional consideration for bridge loan	500,000	1,350	(1,350)					-
Issuance of common stock as additional consideration for
for private placement brokerage	3,000,000	9,000	(9,000)					-
Issuance of common stock to consultant for services	100,000	300	(300)					-
Issuance of common stock to consultant for services
related to private placement	50,000	150	(150)					-
Issuance of common stock as additional consideration
for legal services related to private placement	250,000	750	(750)					-
Issuance of common stock to investors net of issuance costs of $242,897 for private
placement	1,417,883	4,254	1,525,102					1,529,356
Stock based compensation for warrants issued to consultant	-	-	10,815					10,815

Net loss				-	(2,034,056)			(2,034,056)

Balance at December 31, 2008	30,812,042	92,436	11,690,851	-	(3,994,456)	-	-	7,788,831

Components of comprehensive loss, net of tax:
Net Loss					(6,743,508)			(6,743,508)
Unrealized holding loss on available-for-sale security				(4,500)				(4,500)
Total comprehensive loss								(6,748,008)

Issuance of common stock to consultants
for services accrued in share liability	66,668	200	199,800					200,000
Issuance of common stock to consultant for services	150,000	450	(450)					-
Stock based compensation for warrants issued to consultants	-	-	30,547					30,547
Issuance of common stock to related party for services	25,000	75	8,675					8,750
Issuance of common stock per settlement agreement	13,000	39	7,241					7,280
Receipt of common stock for settlement under escrow share agreement			3,000			1,000,000	(3,000)	-

Balance at December 31, 2009	31,066,710	93,200	11,939,664	(4,500)	(10,737,964)	1,000,000	(3,000)	1,287,400

Components of comprehensive loss, net of tax:
Net Loss					(4,003,489)			(4,003,489)
Reclassification adjustment for loss included in net loss				4,500				4,500
Total comprehensive loss								(3,998,989)
Issuance of common stock to employees and directors for services accrued	3,244,999	9,735	1,547,865					1,557,600
Issuance of common stock to consultants for services accrued	105,000	315	48,935					49,250
Issuance of common stock to related party for services accrued in
share liability	75,000	225	26,025					26,250
Issuance of common stock as additional consideration for bridge loan	200,000	600	49,400					50,000
Issuance of common stock for cash and
as additional consideration for bridge loans	1,500,000	4,500	370,500					375,000
Common stock issuable for cash and
as additional consideration for bridge loans	200,000	600	49,400					50,000
Debt discount from warrants issued with bridge loan	-	-	314,872					314,872
Stock based compensation for warrants issued to consultant	-	-	10,650					10,650

Balance at September 30, 2010 (Unaudited)	36,391,709	$109,175	$14,357,311	$-	$(14,741,453)	1,000,000	$(3,000)	$(277,967)

See accompanying notes to financial statements.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)

			Period from
			inception
			(January 18, 2005)
	Nine Months Ended		through
	September 30,		September 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(4,003,489)	$(4,068,250)	$(14,741,453)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	425,089	336,523	1,251,156
Stock-based compensation	421,850	-	1,557,600
Stock-based consulting expense	23,150	26,089	117,292
Share liability	83,221	1,072,500	1,659,471
Loss on sale of available-for-sale security	6,005	-	10,010
Amortization of deferred financing costs	903,647	-	903,647
Amortization of debt discount	238,988	-	259,988
Issuance of stock as additional consideration for bridge loan	-	-	62,500
Changes in assets and liabilities:
Accounts receivable	(19,701)	(8,750)	(19,701)
Prepaid expenses and other	40,139	(26,586)	(9,400)
Security deposits	-	(9,000)	(46,200)
Accounts payable and accrued expenses	383,162	(54,194)	748,092
Accrued expenses, related parties	-	-	235,193
Accrued salary, related parties	-	-	525,000
Subscription liability	-	-	406,000

Net cash used in operating activities	(1,497,939)	(2,731,668)	(7,080,805)

Cash flows from investing activities:
Proceeds from sale of available-for-sale security	293,995	-	489,990
Capitalization of website development costs	(492,516)	(37,220)	(1,242,270)
Acquisition of intangible asset	-	-	(111,403)
Acquisition of intangible assets - related party	-	-	(825,000)
Acquisition of trademark intangibles	-	-	(618,673)
Acquisition of property and equipment	-	(4,124)	(31,933)
Purchase of available-for-sale security	-	(500,000)	(500,000)
Purchase of non-marketible security	(22,000)	-	(67,000)
Deposits on acquisition agreements	20,000	-	-
Cash in escrow	-	40,000	-

Net cash (used in) provided by investing activities	(200,521)	(501,344)	(2,906,289)

Cash flows from financing activities:
Proceeds from notes payable	1,183,000	-	1,499,331
Payments for financing costs	(206,000)	-	(206,000)
Issuance of common stock, net of issuance costs	17,000	-	7,703,886
Payment made to restricted cash	-	(500,311)	(500,311)
Proceeds from restricted cash	-	500,311	500,311
Proceeds from notes payable, related parties	376,000	-	977,734
Payments on notes payable, related parties	(115,000)	-	(115,000)
Advances, related parties	122,381		122,381
Cash overdraft	4,762		4,762

Net cash provided by financing activities	1,382,143	-	9,987,094

Net decrease in cash and cash equivalents	(316,317)	(3,233,012)	-

Cash and cash equivalents, beginning of periods	316,317	4,437,465	-

Cash and cash equivalents, end of periods	$-	$1,204,453	$-

See accompanying notes to financial statements.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(a development stage company)
Consolidated Statements of Cash Flows (Unaudited)

			Period from
			inception
			(January 18, 2005)
	Nine Months Ended		through
	September 30,		September 30,
	2010	2009	2010

Supplementary information:
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental disclosures of cash flow information:

Noncash Investing Activities

Issuance of common shares to acquire intangible asset	$-	$-	$1,781,250

Noncash Financing Activities

Issuance (receipt) of common shares to settle:
Share liability	$26,250	$200,000	$226,250
Deferred financing costs	458,000	-	458,000
Accounts payable and accrued expenses	1,172,500	-	1,353,823
Escrow agreement - in treasury	-	-	(3,000)
Notes payable and accrued interest, related parties	-	-	601,734
Note payable and accrued interest	-	-	337,331
Advances, accrued expenses and other, related party	-	-	1,156,660
	1,656,750	200,000	4,130,798

Debt discount from warrants issued with bridge loan	314,872	-	314,872
Unrealized loss on available-for-sale security - realized in period	4,500	-	-

Total Noncash Financing Activities	$1,976,122	$200,000	$4,445,670

See accompanying notes to financial statements.

YouBlast Global, Inc. and Subsidiary
(formerly Sahara Media Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Nine Months ended September 30, 2010 and 2009

[Unaudited]

1.   Nature of Business

YouBlast Global, Inc. is a Delaware corporation organized on September 26, 1997 under the name Keystone Entertainment, Inc. On September 26, 2008, the corporate name was changed to Sahara Media Holdings, Inc. On April 26, 2010, the corporate name was changed to YouBlast Global, Inc.

YouBlast Global, Inc. is a development-stage company and is the parent company of Sahara Media, Inc., a Delaware corporation formed in January 2005 (“Sahara”), also a development-stage company located in New York City (collectively YouBlast Global, Inc. and Sahara are referred to as the “Company”).  Since its formation, Sahara has concentrated on the development of its business strategy.  Sahara purchased the “Honey” trademark from the former publisher of Honey Magazine for the class of paper goods and printed matter (which relates to printed publications).  Sahara re-launched Honey as an online magazine along with Hivespot, a social network, targeting the 18-34 urban female demographic in March 2009. Hivespot has served as the beta version of the YouBlast social network which is in development and is expected to launch in the first quarter of 2011. YouBlast is a one-stop-shop for Internet users and businesses to create a rich website with easy to use publishing, analytics and e-commerce tools.  The Company expects that the primary components of the business will be:

•
Marketing services to advertisers and publishers, such as display advertising and search advertising, on the Company’s social publishing network, YouBlast.com, and across its affiliate web properties, such as Honeymag.com;

•	Web publishing services to users, such as single-click publishing tools, click to CDN streaming tools, advanced web and file analytics and single click e-commerce tools; and
•	Enterprise solutions for companies seeking to sub-license and custom-brand YouBlast products and services on a broader scale.

On July 1, 2010, the Company appointed Jeffrey D. Forster as President and Chief Executive Officer (“CEO”) of the Company.  Following the expiration of Mr. Forster’s initial employment agreement on September 30, 2010, the Company and Mr. Forster wished to continue their relationship and therefore entered into an Executive Employment Agreement dated October 19, 2010.  This Executive Employment Agreement provides for Mr. Forster to serve as President and CEO of the Company for a term through June 30, 2012.  On October 22, 2010, Philmore Anderson, IV’s employment agreement was amended to change his position from President and CEO to Executive Chairman, and to extend the term of his employment from February 18, 2012 to October 22, 2012.  Mr. Forster and Mr. Anderson both also serve as directors of the Company (see Note 12 and Note 13).

As part of the Company’s strategic plans, it routinely considers and seeks to complete acquisitions with companies that are compatible with and/or complementary to the Company, including its technology and products.

2.   Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and notes necessary for complete financial statement presentation. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of September 30, 2010, and the consolidated results of operations for the three and nine months ended September 30, 2010, and 2009 and cash flows for the nine months ended September 30, 2010 and 2009, and the period from inception (January 18, 2005) through September 30, 2010.  Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the consolidated financial statements of the Company contained in its Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a deficit accumulated during the development stage period (January 18, 2005 through September 30, 2010) amounting to approximately $14.7 million. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to invest funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure additional financing to fund its working capital requirements.  There can be no assurance that the Company will be profitable in the future or will be able to secure sufficient funding.  If the Company is not profitable and cannot obtain sufficient capital to fund operations, the Company may have to cease operations.   These circumstances raise uncertainty about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan with regards to this condition primarily includes executing upon its revised business plan, which includes the launch of the YouBlast social network in the first quarter of 2011. In addition, the Company’s direct sales ad team signed its first advertising client in the second half of 2009. Direct sales generated approximately $35,000 and $53,000 in revenues in the fourth quarter of 2009 and the nine months ended September 2010, respectively. Additionally, the Company is presently working to raise capital through debt and equity financings. There can be no assurance that such revenues will reach anticipated amounts or that the Company will be able to raise additional capital to execute its strategy.

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

Intangible Assets
The intangible assets, initially recorded at cost, are considered to approximate fair value at the time of purchase. Amortization is provided for on a straight-line basis over seven years, the estimated useful lives of the assets. The Company evaluates the recoverability of its intangible assets periodically and takes into account events or circumstances that warrant revised estimates of their useful lives or indicate that impairments exist. Management believes, based on an independent valuation as of December 31, 2009 and no impairment events or conditions being identified to date in 2010, that there is no impairment of the Company’s intangible assets as of September 30, 2010.

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

The Company and Sahara file standalone U.S. federal and state corporate income tax returns. The Company does not believe it has any material uncertain tax as of September 30, 2010. With few exceptions, the Company and Sahara are no longer subject to U.S. federal and state income tax examinations by tax authorities for tax periods before 2006. The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision. The Company had no interest or penalties accrued at September 30, 2010 or December 31, 2009.

Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The dilutive effect of the outstanding stock warrants is computed using the treasury stock method. For the nine months ended September 30, 2010 and 2009, diluted loss per share does not include the effect of 14,244,034 and 10,394,034 stock warrants outstanding, respectively, as their effect would be anti-dilutive.

Equity-based Compensation
The Company accounts for equity based compensation transactions with employees under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 718, “Compensation, Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net earnings. The fair value of common stock issued for compensation is measured at the market price on date of grant. The fair value of the Company’s equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”).  Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  When the equity instrument is utilized for measurement the fair value of (i) common stock issued for payments to non-employees is measured at the market price on the date of grant; (ii) equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it is to receive cash for the goods or services instead of paying with or using the equity instrument.

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

Reclassifications
Certain general and administrative expenses totaling approximately $43,000 and $97,000 in the three and nine months ended September 30, 2009, respectively, have been reclassified to product development to conform to the September 30, 2010 presentation.

Subsequent Events
The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2010 through the issuance of the accompanying consolidated financial statements.

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

5.	Intangible Assets

	September 30,	December 31,
	2010	2009
	[Unaudited]

Magazine trademark	$618,673	$618,673
List/email database	2,717,653	2,717,653
Website development costs	1,242,269	749,754
Total intangibles	4,578,595	4,086,080
Less: accumulated amortization	1,239,114	818,735
Intangibles, net	$3,339,481	$3,267,345

In the nine months ended September 30, 2010, the Company incurred $492,516 in website development costs. As of September 30, 2010, there are website development costs in progress of $655,049 and additional costs of approximately $50,000 are estimated to complete the project.  The Company intends to amortize the capitalized website costs over an estimated useful life of seven years, beginning when the project has been completed and placed into service, which is expected to be in the first quarter of 2011. Such amortization is not included in the estimated future amortization table below. Amortization expense for the nine months ended September 30, 2010 and 2009, and for the period from inception (January 18, 2005) through September 30, 2010 amounted to approximately $420,000, $332,000 and $1,239,000, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

Twelve months ended
September 30, (Unaudited)
2011	$561,000
2012	497,000
2013	472,000
2014	472,000
2015	472,000
Thereafter	210,000
$2,684,000

6.	Property and Equipment

	September 30,	December 31,
	2010	2009
	[Unaudited]

Office furniture and equipment	$31,933	$31,933
Less accumulated depreciation	12,041	7,332

Property and equipment, net	$19,892	$24,601

Depreciation expense for the nine months ended September, 2010 and 2009, and for the period from inception (January 18, 2005) through September 30, 2010 amounted to approximately $4,700, $4,400 and $12,000, respectively.

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

On March 24, 2010, the Company entered into a Purchase Agreement (‘Purchase Agreement”) with the John Thomas Bridge and Opportunity Fund (“JTBO”) and other potential investors (collectively the “Investor”), whereby the Company agreed to sell and the Investor agreed to purchase (i) a debenture in the principal amount of a minimum of $490,000 and a maximum of up to $980,000, bearing interest at the rate of 16% per annum, and (ii) a minimum of 1,000,000 shares and a maximum of up to 2,000,000 shares of Company common stock issued for a minimum of $10,000 and a maximum of up to $20,000 of consideration, as defined in the debenture (the “March 2010 Debenture”) and stock purchase agreement (the “Stock Purchase Agreement”).

On March 24, 2010, JTBO purchased a March 2010 Debenture in the principal amount of $490,000, bearing interest at 16%.  The March 2010 Debenture, originally due on September 30, 2010, was amended and is due on December 31, 2010 (see Note 13).  The Company may extend the March 2010 Debenture’s maturity date by three month periods if by the maturity date the Company notifies JTBO and delivers to JTBO 1,000,000 shares of the Company’s common stock as consideration for the extension.  Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the March 2010 Debenture.  In addition, pursuant to the Stock Purchase Agreement, JTBO purchased 1,000,000 shares of common stock with a fair market value of $250,000 for consideration of $10,000.  The excess of the fair market value over proceeds received of $240,000 is accounted for as share-based financing costs.  The Company also agreed to issue JTBO 200,000 shares of the Company’s common stock with a fair market value of $50,000 in connection with the closing of the financing.  The Company incurred financing costs of $417,500 ($290,000 of which is share-based) in connection with the sale of the debenture and common stock. Amortization of deferred financing costs amounted to $417,500 in the nine months ended September 30, 2010.

On April 13 and 14, 2010, pursuant to the Purchase Agreement, three investors purchased debentures in the principal amounts of $245,000, $58,800 and $39,200 bearing interest at 16%.  These debentures, originally due on October 13 and 14, 2010, respectively, were amended and are due on April 14, 2011 (see Note 13).  The Company may extend these debentures’ maturity dates by three month periods, as defined in the agreement.  Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the debentures.  In addition, pursuant to the Stock Purchase Agreement, the investors purchased 500,000, 120,000 and 80,000 shares of common for consideration of $5,000, $1,200 and $800, respectively.  The excess of the fair market value of the common stock over the proceeds received of $168,000 is accounted for as deferred share-based financing.  Amortization of deferred financing costs amounted to $154,182 in the nine months ended September 30, 2010.

On June 7, 2010, the Company entered into a second Securities Purchase Agreement (the “June 2010 Purchase Agreement”) with JTBO, whereby the Company agreed to sell, and JTBO agreed to purchase, in two tranches, up to $250,000 in principal amount of debentures (the “June 2010 Debentures”) for an aggregate purchase price of $250,000.  In connection with the purchase of the June 2010 Debentures, the Company has agreed to issue to JTBO five year warrants (the “June 2010 Warrants”) to purchase up to 2,000,000 shares of its common stock at an exercise price of $0.50 per share.  The June 2010 Debentures pay interest at a rate of 16% per annum, payable in cash. The Company may extend the June 2010 Debentures’ maturity date by three month periods if by the maturity date, the company notifies the June 2010 Debenture holder and delivers to the June 2010 Debenture holder $25,000 for the extension. Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of not less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the June 2010 Debentures.

Pursuant to the June 2010 Purchase Agreement, on June 7, 2010, the Company sold to JTBO a June 2010 Debenture in the principal amount of $100,000, and issued JTBO a June 2010 Warrant to purchase 800,000 shares of its Common Stock, for gross proceeds of $100,000.  Pursuant to the June 2010 Purchase Agreement, JTBO purchased a second June 2010 Debenture with a face value of $150,000 on June 30, 2010, for a purchase price of $150,000.  At the closing of the purchase of the second June 2010 Debenture, the Company issued to JTBO a June 2010 Warrant to purchase 1,200,000 shares of its Common Stock.  The June 2010 Debentures, originally maturing September 30, 2010, were amended and are due on December 31, 2010 (see Note 13).  The Company valued the 2,000,000 June 2010 Warrants using the Black-Scholes pricing model.  The value assigned to the warrants of $168,855 is recorded as debt discount and additional paid-in capital.  The debt discount is being amortized over the respective terms of the debentures.  In the nine months ended September 30, 2010, amortization of debt discount amounted to $168,855.  The Company incurred $55,500 in financing costs in the sale of the June 2010 Debentures which are deferred and amortized over the respective terms of the debentures.  Amortization of deferred financing costs amounted to $55,500 in the nine months ended September 30, 2010.

In conjunction with the June 2010 Purchase Agreement, the Company and JTBO also entered into a Registration Rights Agreement, pursuant to which the JTBO was granted piggy-back registration rights with respect to the shares issuable upon conversion of the Debenture or upon exercise of the Warrant (unless such shares may be sold pursuant to Rule 144) promulgated under the Securities Act of 1933, as amended.

In conjunction with the June 2010 Purchase Agreement, the Company and JTBO also entered into a Royalty Agreement (the “Royalty Agreement”) pursuant to which the Company will pay JTBO 25% of the Net Revenue received by the Company and generated by its YouBlast social network in an amount not to exceed $250,000.  The Agreement will terminate on the sooner of the payment by the Company of $250,000 pursuant to the Royalty Agreement or by mutual agreement of JTBO and the Company.  As used in the Royalty Agreement, “Net Revenue” means the total gross sales price and/or monetary equivalent of any other consideration actually received by the Company, less discounts, rebates, refunds or reserves applicable thereto.

On August 10, 2010, the Company entered into a Securities Purchase Agreement (the “August 2010 Purchase Agreement”) with the John Thomas Bridge & Opportunity Fund II, L.P. (“JTBOII)”, whereby the Company agreed to sell, and JTBOII agreed to purchase, in one or more tranches, up to $250,000 in principal amount of debentures (the “August 2010 Debentures”) for an aggregate purchase price of $250,000.  The August 2010 Debentures pay interest at a rate of 16% per annum, payable in cash and, originally due on October 30, 2010, were amended and are due on December 31, 2010 (see Note 13).  Pursuant to the August 2010 Purchase Agreement, for each $50,000 of August 2010 Debentures that JTBOII purchases, the Company agreed to issue JTBOII a warrant to purchase 400,000 shares of Company common stock.

Pursuant to the August 2010 Purchase Agreement, on August 10, 2010, the Company sold to JTBOII an August 2010 Debenture in the principal amount of $100,000, and issued to JTBOII a warrant to purchase 800,000 shares of its Common Stock, at $.50 per share, for gross proceeds of $100,000. As set forth in the August 2010 Purchase Agreement, the Fund had agreed to purchase up to $150,000 of additional Debentures by August 31, 2010, provided the Company has complied with the conditions and agreements set forth in the Purchase Agreement. The Company valued the 800,000 warrants using the BlackScholes pricing model.  The value assigned to the warrant of $63,973 is recorded as debt discount and additional paid-in capital.  The debt discount is being amortized over the term of the debenture.  In the nine months ended September 30, 2010, amortization of debt discount amounted to $40,279. The Company incurred $23,000 in financing costs in the sale of the August 2010 Debenture which are deferred and amortized over the term of the debenture.  Amortization of deferred financing costs amounted to $14,481 in the nine months ended September 30, 2010.

On April 14, 2010, the Company borrowed $65,000 from its Executive Chairman (former CEO) for working capital purposes.  The promissory note bears interest at 9% per annum and is secured by certain assets of the Company.  Principal and all accrued and unpaid interest to the date of repayment will be paid through the issuance of shares of the Company’s common stock at a rate of $0.50 per share.  The entire unpaid portion of the note, together with all accrued interest through the date of payment may be declared immediately due and payable by the Executive Chairman (former CEO) upon the attaining of certain capital funding by the Company, as defined in the agreement.  As disclosed above, such funding was subsequently attained and the promissory note was paid in April 2010.

In May and June, 2010, the Company borrowed an aggregate of $100,000 from its Executive Chairman (former CEO) for working capital purposes.  The promissory note bears interest at 9% per annum and is secured by certain assets of the Company.  Principal and all accrued and unpaid interest to the date of repayment will be paid through the issuance of shares of the Company’s common stock at a rate of $0.50 per share.

The entire unpaid portion of the note, together with all accrued interest through the date of payment may be declared immediately due and payable by the Executive Chairman (former CEO) upon the attaining of certain capital funding by the Company, as defined in the agreement.

On July 2, 2010, the Company made a payment of $50,000 on the $100,000 promissory note with its Executive Chairman (former CEO).  Subsequently in July 2010, the Executive Chairman then loaned the Company an additional $36,000, resulting in a balance of $86,000 due under the promissory note as of September 30, 2010.

On September 2, 2010, the Company issued a 16% debenture, originally due November 1, 2010, and as amended, due December 31, 2010 (the “September 2010 Debenture”) (see Note 13), to its Executive Chairman (former CEO) in the aggregate principal amount of $175,000 and issued a five year warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  The Company valued the 1,000,000 warrant using the Black-Scholes pricing model. The value assigned to the warrant of $82,044 is recorded as debt discount and additional paid-in capital.  The debt discount is being amortized over the term of the September 2010 Debenture. In the nine months ended September 30, 2010, amortization of debt discount amounted to $29,854.

Pursuant to the September 2010 Debenture, on September 2, 2010, and September 28, 2010, the Company incurred indebtedness of $126,656 and $48,344, respectively.  The September 2010 Debenture is unsecured and subordinate to all other indebtedness of the Company. The September 2010 Debenture holder may not seek recourse against any shareholder, director or officer of the Company (or any successor to the Company) for the Company’s failure to repay the September 2010 Debenture.  The September 2010 Debenture bears interest at a rate of 16% per annum, payable in cash and is due on November 1, 2010, unless such date is extended or accelerated.

The September 2010 Debenture contains customary events of default, as defined in the September 2010 Debenture, which among others includes the immediate payment of principal and unpaid interest, the issuance of 1,000,000 shares of the Company’s common stock, and the option to convert all or a portion of the outstanding balance into shares of the Company’s common stock.  If an event of default occurs under the September 2010 Debenture the exercise price of the warrant is reduced from $0.50 per share to $0.01 per share.

Pursuant to the terms of the debentures sold to JTBO, JTBOII, the three individual investors and the Company’s Executive Chairman (collectively the “Debentures”), upon the occurrence of an equity or debt financing of less than $1,500,000, the Company must use fifty percent of the financing proceeds to repay each Debentures.  The Company concluded that its current liquidity and capital resource requirements preclude early payment of the Debentures and subsequent to September 30, 2010, the Company entered into new agreements with the Debenture holders whereby it sold to JTBOII new debentures in the amounts of $50,000 and $65,000 and modified the terms of the Debentures (see Note 13).  The new agreements, among other terms as defined in the agreements, extended the maturity date of the Executive Chairman’s, JTBO’s and JTBOII’s Debentures to December 31, 2010, or such earlier date that the Company receives funding, as defined in the agreements, and waived any defaults existing under their Debentures as of the date of the new agreements.  In consideration for these modifications the Company agreed to issue to JTBO and JTBOII a number of shares of common stock equal to 10% of the total issued and outstanding shares of Company common stock on a fully diluted basis.  The number of common shares required to be issued to JTBO and JTBOII, 5,913,231 shares in the aggregate, will be allocated to JTBO and JTBOII pro rata based on the balances of their Debentures.  These common shares are subject to anti-dilution protection, as defined in the agreements.  The new agreements with the three individuals, among other terms as defined in the agreements, extended their Debentures for a period of six months from their original due date to April 14, 2011and provided for the issuance of an aggregate of 700,000 shares of common stock to the three individuals. The Company determined that these modifications are not considered a debt extinguishment and accounted for the transaction using the guidance of FASB ASC Topic No. 470-50 “Modifications and Extinguishments”. The total number of common shares required to be issued, 6,613,231 shares, are valued at $1,983,969 as of September 2, 2010, the effective date of the modification.  The amount is accounted for as deferred financing costs and is being amortized over the extended terms of the debenture agreements using the effective interest method.  The Company recorded amortization in the amount of $261,983 for the period September 2, 2010, through September 30, 2010, as share liability.

The Company recorded $83,716 ($4,142 related party), $-0- and $294,332 ($100,877 related party) of interest expense for the nine months ended September 30, 2010 and 2009, and the period from inception (January 18, 2005) through September 30, 2010, respectively.

Deferred financing costs are being amortized over the terms of the debentures using the effective interest method.  Amortization amounted to $903,647 in the nine months ended September 30, 2010.

9.  Stockholders’ Equity

 The Company’s Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock with a par value of $0.003 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share (see Note 13).

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

Effective December 31, 2008, the contract with Marathon was terminated.  Per the termination agreement, 200,000 of the original warrants were cancelled.  The Company recorded approximately $11,000, $26,000, and $53,000 of equity based compensation for the nine months ended September 30, 2010 and 2009, and for the period from inception (January 18, 2005) through September 30, 2010, relating to the remaining 100,000 warrants.

Aurelian Investments, LLC

In connection with a consulting agreement entered into with Aurelian Investments, LLC (“Aurelian”) on August 13, 2008, the Company was required to issue a total of 200,000 common shares and five-year warrants to purchase 200,000 common shares with an exercise price of $1.50 per share for services rendered by Aurelian in connection with the Recapitalization that was consummated on September 17, 2008 (the “Recapitalization”).  Fifty thousand of the 200,000 common shares were issued on September 17, 2008 (date of Recapitalization) and such shares were properly reflected in the financial statements since that time at $1.25 per share. The remaining 150,000 shares and warrants to purchase 150,000 shares of common stock were issued through the nine months ended September 30, 2010.

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

JTBO – Warrants dated August 2010
Pursuant to the August 2010 Purchase Agreement, the Company issued five-year warrants to purchase 800,000 common shares with an exercise price of $0.50 per share to JTBO as additional consideration for the August 2010 Debenture purchased by JTBO (see Note 8).  The Company recorded $63,973 as debt discount and additional paid-in capital. The warrants vest immediately.

Philmore Anderson IV (“PAIV”) – Warrants dated September 2010
Pursuant to the September 2010 Purchase Agreement, the Company issued five-year warrants to purchase 1,000,000 common shares with an exercise price of $0.50 per share to PAIV as additional consideration for the September 2010 Debenture purchased by him (see Note 8).  The Company recorded $82,044 as debt discount and additional paid-in capital. The warrants vest immediately.

The 2010 warrants were valued using the Black-Scholes pricing model with the following weighted average assumptions: 0 % Dividend yield; risk free interest rate 1.66%; volatility of 75.49%; and an expected life of 5 years.

The 2008 warrants were valued using the Black-Scholes pricing model with the following weighted average assumptions: 0 % Dividend yield; risk free interest rate 2.52%; volatility of 94.8%; and an expected life of 5 years.

Warrant activity for non-employees during the period of inception (January 18, 2005) through September 30, 2010 is as follows:

			Weighted
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Warrant	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term (Years)	Value
Granted during 2006	200,000	$0.01
Balance at December 31, 2006	200,000	$0.01
Granted during 2007	--	$--
Balance at December 31, 2007	200,000	$0.01
Granted during 2008	10,494,034	$2.23
Exercised during 2008	--	$--
Forfeited/cancelled during 2008	(400,000)	$0.75
Outstanding, December 31, 2008	10,294,034	$2.25
Granted during 2009	100,000	$1.50
Exercised during 2009	--	$--
Outstanding, December 31, 2009	10,394,034	$2.24
Granted through September 30, 2010	3,850,000	$0.51
Outstanding, September 30, 2010 (Unaudited)	14,244,034	$1.77	3.49	-0-
Exercisable shares, September 30, 2010 (Unaudited)	14,210,700	$1.78	3.48	-0-

		Weighted
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Granted during 2006 (none granted during 2007)	200,000	$0.02
Non-vested December 31, 2007 and 2006	200,000	$0.02
Granted during 2008	10,494,034	$0.79
Vested during 2008	(10,194,034)	$0.79
Forfeited during 2008	(400,000)	$0.12
Non-vested, December 31, 2008	100,000	$0.22
Granted during 2009	100,000	$0.87
Vested during 2009	(133,333)	$0.80
Non-vested, December 31, 2009	66,667	$0.57
Granted through September 30, 2010 (Unaudited)	3,850,000	$0.23
Vested through September 30, 2010 (Unaudited)	(3,883,333)	$0.23
Non-vested, September 30, 2010 (Unaudited)	33,334	$0.57

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

In February 2009, the Company entered into a one year consulting agreement with Hanover Capital Corporation (“Hanover”). Per the agreement, the Company is obligated to issue Hanover a total of 450,000 restricted common shares valued at $3.00 per share ($1,350,000), the stock price at the effective date of the agreement, on a pro rata basis over a period of six months during the term of the agreement. As of September 30, 2010, the shares have not been issued and the Company has recorded a liability of $1,350,000 relating to the common stock required to be issued under this agreement (See Note 12).

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

 Net deferred tax assets consist of the following:

	September 30, 2010	December 31, 2009
	[Unaudited]

Net operating loss carryforwards	$4,092,000	$2,907,000
Amortization of intangible assets	297,000	196,000
Share-based payments	668,000	1,263,000
Net deferred tax assets	5,057,000	4,366,000
Valuation allowance	(5,057,000)	(4,366,000)
Net deferred tax assets	$--	$--

The valuation allowance increased by approximately $691,000, $1,867,000 and $5,057,000 during the nine months ended September 30, 2010 and 2009, and the period from inception (January 18, 2005) through September 30, 2010, respectively.

Under the provisions of Section 382 of the Internal Revenue Code, certain substantial changes in the Company’s ownership result in a limitation on the amount of net operating loss carry forwards which can be used in future years.

11.	Related Party Transactions

Lease Agreement
Effective December 1, 2009, the Company entered into a two year lease agreement with Sahara Entertainment, LLC (“SELLC”), an entity wholly-owned by the Company’s Chairman (former CEO). The lease term is effective from December 1, 2009 through November 30, 2011, with an option available to the Company to renew for a third year, at $84,000 per annum ($7,000 per month) (See Note 12). The agreement provides for a $15,000 security deposit, which has not been paid as of September 30, 2010. Among other terms, the lease calls for the Company to pay for certain expenses, such as utilities and maintenance, and the payment of rent related to a three month trial period due upon the lease signing, if effectuated. The Company incurred rent expense of $63,000 in the nine months ended September 30, 2010. As of September 30, 2010, in addition to the security deposit, approximately $21,000 in accrued rent expense is owed to SELLC.  Pursuant to a Termination, Acknowledgment and Release Agreement, this lease will terminate upon the closing of a financing of a minimum of $2,000,000 raised from a sale of the Company’s Preferred Shares, and SELLC will waive all rights to receive and release the Company from any obligations to pay any accrued rent to which SELLC might have otherwise been entitled to under the lease.  Additionally, any security deposit paid by the Company to SELLC under this lease will be returned to the Company.

Services Arrangement
The Company has an arrangement with AG Unlimited International LLC ("AG"), whereby AG manages all licensing agreements on behalf of the Company. The principal of AG became the spouse of the Company's Chairman (former CEO), during the quarter ended September 30, 2009. The terms of the contract, which was signed November 2009 but effectively began October 2008, provide a monthly fee of $10,000 until such time the contract is cancelled by either party, as well as the issuance of 100,000 shares of the Company’s common stock. The shares of common stock issuable under the agreement are non-forfeitable and were approved for issue by the Company’s Board of Directors and issued in February 2010. The value of the shares, $35,000 ($0.35 per share), is included in production cost for the year ended December 31, 2009. The Company accounted for 25,000 shares (25%),valued at $8,750, as issued effective December 31, 2009 and recorded 75,000 shares (75%), valued at $26,250,as share liability (See Note 9). Expenses (non share-based) incurred in connection with services provided by AG amounted to $60,000, $90,000 and $210,000 for the nine months ended September 30, 2010 and 2009 and for the period from inception (January 18, 2005) through September 30, 2010, respectively.  Pursuant to a Termination, Acknowledgment and Release Agreement, this representative agreement will terminate upon the closing of a minimum of $2,000,000 raised from a sale of the Company’s Preferred Shares, and AG will waive all rights to receive and release the Company from any obligations to pay any accrued compensation and commissions to which AG might have otherwise been entitled to under the agreement.

Promissory Notes and Other
The Company entered into various promissory note agreements with its Chairman (former CEO) which total $261,000 (See Notes 8 and 13).  Additionally as of September 30, 2010, the Company is obligated to pay its Chairman $122,381 for unpaid compensation and other amounts incurred on behalf of the Company.

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

In December 2009, the Company entered into a two year lease with a related party (See Note 11), expiring in November 2011. Payments under the lease are $7,000 per month.  Pursuant to a Termination, Acknowledgment and Release Agreement, this lease will terminate upon the closing of a financing of a minimum of $2,000,000 raised from a sale of the Company’s Preferred Shares, and the related party will waive all rights to receive and release the Company from any obligations to pay any accrued rent to which the related party might have otherwise been entitled to under the lease.  Additionally, any security deposit paid by the Company to the related party under this lease will be returned to the Company.

Effective April 17, 2010, the Company entered into a one year lease agreement for a satellite office in San Francisco, CA. The agreement provides for monthly rent expense of $5,800, a security deposit of $8,700 and prepayment of the first and last month rent totaling $11,600. The lease term ends April 17, 2011, unless mutually extended. The Company has mutually agreed to share the office space with FileBlaze, LLC (see “License Agreement” below). Per the agreement, FileBlaze, LLC will be responsible for the security deposit, first and last month rent prepayment and one-half of the monthly rent. The Company incurred rent expense of $8,700 related to this lease for the period ended September 30, 2010. Effective August 2010, the remaining term under the agreement has been assumed by FileBlaze, LLC.

Rent expense was approximately $158,000, $81,000 and $506,000 for the nine months ended September 30, 2010 and 2009 and the period from inception (January 18, 2005) through September 30, 2010, respectively.

Approximate future minimum annual lease payments are as follows:

Twelve Months Ended
September 30, (Unaudited)

2011	$115,000
2012	--
$115,000

Investment Banking Agreement
On March 4, 2010, as amended October 6, 2010, the Company entered into an Investment Banking, Strategic Advisory and Consulting Agreement (the “IB Agreement”) with JTF, whereby the Company engaged JTF to render such investment banking, advisory and consulting services as defined in the IB Agreement. The investment banking services, which among other possible assisted transactions, will include the offering for sale of a series of convertible preferred stock up to a maximum of $15,000,000 for which JTF will be separately compensated as defined in the IB Agreement and, will be in effect for a two year period commencing March 4, 2010. The consulting services will be for a two year period, at $10,000 per month, commencing on the closing of the $2,000,000 minimum amount of the offering, as defined in the IB Agreement. In conjunction with the amended agreement, the Company's Executive Chairman agreed to return 1,000,000 shares of the Company's Common Stock owned by him to the Treasury of the Company.

Employment Agreements
Effective July 1, 2010, the Company entered into an employment agreement with an individual to serve as the Company’s President and CEO (“Employee”).  Terms of the employment agreement, which was effective from July 1, 2010, through June 30, 2012, included among other customary provisions of employment: an annual salary of $240,000; a signing bonus of 1,000,000 shares of Company common stock; 250,000 shares of Company common stock issued quarterly during the first year of the agreement and vesting October 1, 2010, January 1, 2011, April 1, 2011 and July 1, 2011; an additional 1,000,000 shares of Company common stock upon attaining certain achievements to be determined at a later date; monthly housing allowance towards the rent of an apartment in New York City in the amount of $4,500.  The 2,000,000 aggregate common shares issued as a signing bonus and quarterly during the first year of the agreement, or any portion thereof, were to be returned to the Company on a prorated basis for time remaining in the term should the Employee terminate the employment agreement.  The employment agreement was directly contingent on the attainment of investment funding of at least $3,250,000 achieved directly through the efforts of the Employee and/or John Thomas Financial and/or its agents or affiliates, on or before September 30, 2010.  Such an investment funding was not attained on or before September 30, 2010, and this employment agreement was immediately terminated.  Effective October 19, 2010, the Company commenced a new employment agreement with the same individual to continue serving as the Company’s President, CEO and as a Director (see Note 13).

Effective February 18, 2009, the Company entered into an employment agreement with its former CEO and current Executive Chairman. Terms of the agreement included: an annual salary of $300,000, $325,000 and $350,000 over its three year period; a signing bonus of $155,000; and as soon as practicable after the effective date, the Company was to grant to the CEO an option to purchase 3,000,000 shares of Company common stock at an exercise price of $2.00 per share or in another form as acceptable to the Company’s Board of Directors. As of September 30, 2010, the option has not been granted (see Note 13).  The Executive Chairman may terminate his employment agreement at any time upon thirty days’ written notice.  The Company may also terminate this employment agreement at any time; however, if the Company terminates this employment agreement for any reason other than for Cause (as defined therein), or if the Executive Chairman terminates his employment agreement due to a change of control of the Company, the Executive Chairman will be entitled to a severance payment equal to the greater of (a) the balance of his salary payable (and benefits to which he is entitled) for the balance of the term, and (b) an amount equal to two and one-half (2.5) times the highest cash compensation paid to him during any 12 month period prior to termination.  This agreement was amended on October 22, 2010, and, among other terms, now provides for a period through October 22, 2012, and an annual salary of $60,000 (see Note 13).

Approximate future commitments under the agreements are as follows:

Twelve Months Ended
September 30, (Unaudited)

2011	$581,000
2012	311,000
$892,000

License Agreement
Effective February 22, 2010, the Company entered into a license agreement with FileBlaze, LLC (“FileBlaze”) for the use of computer software and systems (“Licensed System”) to be utilized in the operation of the YouBlast social network.  FileBlaze is wholly-owned by Soundblaze (see Note 7).  The initial term of the agreement was for three years, with the right to renew the term for successive one year periods.  The license provided for a $1 fee payable annually plus an amount equal to 15% of gross revenues earned by the Company or its affiliates in connection with the use of the Licensed System. This license agreement was terminated by its terms in November 2010 (see Note 13).

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

Consulting Agreements
Effective April 1, 2010, the Company entered into an agreement with Clarence N. Baker, II, a consultant, for management advisory services and for developing, creating and launching the Company’s YouBlast.com website. The agreement was in effect through June 30, 2010 and provided for compensation of $500 per day as services are rendered, not to exceed $10,400 per month. In addition, the consultant was entitled to receive shares of Company common stock as follows: 200,000 shares on June 1, 2010; 200,000 shares upon the successful launching of the YouBlast.com website; 200,000 shares upon the reaching of 1,000,000 registered users on YouBlast.com; 100,000 shares upon reaching as to be determined revenue targets. The consultant was also to be entitled to a bonus of $25,000 upon the Company’s successful completion of a capital raise of $10,000,000.  In June 2010, the Company recorded a share liability and share-based expense of $59,079 for the obligation to issue 200,000 shares of common stock to the consultant, valued using the average share price for the period the agreement was in effect.  This agreement expired following June 30, 2010 (see Note 13).

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

Significant Concentration
In the nine months ended September 30, 2010, two customers generated 56% and 33%, respectively, of revenues. In the nine months ended September 30, 2009, one customer generated 90% of revenues.

13.	Subsequent Events

Effective October 6, 2010, the Company’s Executive Chairman returned 1,000,000 shares of the Company’s Common stock to the Company’s treasury pursuant to the IB Agreement, as amended, with JTF.

Effective October 19, 2010, the Company commenced a new employment agreement with Jeffrey D. Forster to serve as the Company’s President and CEO (“CEO”). The previous agreement expired September 30, 2010 (see Note 12).  Pursuant to the Employment Agreement, the term of Mr. Forster’s employment commenced on October 19, 2010 and terminates on June 30, 2012. The Company will pay Mr. Forster an aggregate base annual salary of $240,000 payable monthly. Mr. Forster has agreed to defer $10,000 per month until the Company is able to obtain financing from an independent third party. Mr. Forster will also receive shares of Common Stock, par value $0.003 per share, as follows: (i) 666,668 shares of Common Stock upon the execution of the Employment Agreement; (ii) 1,333,332 (the “Escrow Shares”) shares of Common Stock which shall vest and be issuable in equal monthly installments until June 1, 2011; and (iii) 3,000,000 (the “Milestone Shares”) shares of Common Stock if (a) prior to December 31, 2011 the Company successfully launches YouBlast Beta and (b) if prior to October 6, 2012, the Company obtains 500,000 pre-registered users of the YouBlast Product (each of (a) and (b) a “Milestone”). One half of the Milestone Shares shall be issuable upon the completion of any particular Milestone. The aforementioned terms for common share issuances effectively cancel and replace the provisions for issuances of common stock under Mr. Forster’s previous employment agreement. In addition Mr. Forster’s employment agreement contains various customary terms, as defined in the agreement.

Upon Mr. Forster’s appointment as CEO, Philmore Anderson, IV began transitioning from his previous position as President and Chief Executive Officer to his current role as the Executive Chairman of the Company and in connection therewith, the Company and Mr. Anderson, IV amended Mr. Anderson, IV’s employment agreement as described herein concurrently with the execution of Mr. Forster’s Employment Agreement. In connection with the Company’s anticipated growth, the Company decided to employ a new senior executive team with experience in positioning the Company for growth. Philmore Anderson, IV remains with the Company as the Executive Chairman and a member of the Company’s Board of Directors.

As a result of the changes noted above, the Company and Mr. Anderson, IV entered into Amendment No. 1 to Employment Agreement (the “Amendment”). The Amendment is effective as of October 22, 2010. Pursuant to the Amendment, the term of Mr. Anderson, IV’s employment agreement was extended from February 18, 2012 to October 22, 2012, and Mr. Anderson, IV’s position with the Company was changed from President and Chief Executive Officer to Executive Chairman. As a result of the change in his position, Mr. Anderson, IV’s base salary was decreased from the current amount of $325,000 to $60,000 per annum. Mr. Anderson, IV’s position as Executive Chairman is not a full time position and as such Mr. Anderson, IV is allowed to engage in other business activities so long as such activities do not impair his obligations to the Company and Mr. Anderson, IV continues to comply with his fiduciary duties owed to the Company. In all other material respects, Mr. Anderson, IV’s Employment Agreement, dated as of February 18, 2009, remains in full force and effect.

In October 2010, the Company amended its IB Agreement with JTF. (see Note 12)
On November 3, 2010, the Company increased the size of its board of directors from four directors to six directors and appointed Mr. Warren C. Lau and Mr. Joseph Scharf to fill the newly created vacant positions of the board of directors.

On November 5, 2010, and November 19, 2010, the Company issued 16% Debentures Due December 31, 2010, (the “Debentures”) in the aggregate principal amount of $50,000 and $65,000, respectively, to John Thomas Bridge & Opportunity Fund II, L.P. (“JTBOII”).  JTBOII is a shareholder and debtor of the Company.  The Debentures are unsecured and bear interest at a rate of 16% per annum, payable in cash, and are due on the earlier of December 31, 2010, or the third business day after the date on which the Company receives a financing of at least $2,000,000 or more, unless such date is extended or accelerated.  The outstanding principal amounts may not be prepaid, except in the event that the Company receives a financing of at least $2,000,000.  The Debentures contain customary events of default, such as (i) the failure to repay any principal amount and/or interest due under the Debenture, (ii) any material inaccuracy of any representation and warranty, (iii) failure to perform any covenant or agreement, (iv) bankruptcy and insolvency events, (v) certain contractual defaults and (vi) entry of certain judgments against the Company; provided, however, that any event of default that was existing and continuing prior to this Debentures shall not be the basis for an event of default under the Debentures.  If any event of default occurs, all outstanding principal, together with accrued and unpaid interest, shall become immediately due and payable in cash.  Additionally, upon an event of default, the interest rate shall accrue at a rate of 18% per annum.  Upon a change in control of the Company (as defined in the Debenture), the JTBOII shall have the right (i) to convert the Debentures into securities of the same class and type as those being obtained by the acquirer or (ii) to require the Company to repurchase the Debenture at 125% of the outstanding principal amount plus accrued and unpaid interest.

In November, 2010, the Company and Soundblaze Media, LLC (“Soundblaze”) terminated the FileBlaze License Agreement. (see Note 12)

In November, 2010, the Company entered into new agreements with JTBO, JTBOII, the three individuals and the Executive Chairman (the “Debenture Holders”) amending all of their outstanding previous debentures. (see Note 8)

The Company’s Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock with a par value of $0.003 per share.  After giving effect to the shares of common stock issued as consideration for the debt modifications in November 2010, and the common shares reserved for issuance for outstanding warrants, options and under existing contracts, the required number of shares of common stock will exceed the authorized number of shares.  The Company is in the process of evaluating amending its Certificate of Incorporation with the State of Delaware to increase its authorized shares of common stock.

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

Plan of Operation

We are a development-stage company located 81 Greene Street, 4th Floor, New York, New York. Since our formation, we have concentrated on the development of our business strategy

Until March 2004, Vanguarde Media Inc., an entity not affiliated with Sahara, published Honey Magazine, a publication aimed at the 18-34 urban female demographic.  As a result of financial difficulties, Vanguarde Media Inc. filed for bankruptcy in November 2003 and ceased publishing Honey Magazine in 2004.  In February 2005 Sahara, through the bankruptcy proceedings, purchased the “Honey” trademark for the class of paper goods and printed matter (which relates to printed publications).  On March 5, 2009, we officially re-launched Honey as an online magazine along with Hivespot, a social network which serves as the beta version of our soon to be launched YouBlast social network.  The online magazine Honeymag.com and Honeytv.honeymag.com are currently operating websites that we also officially launched in March 2009 and November 2009, respectively.

YouBlast will be a one-stop-shop for Internet users and businesses to create a rich website with easy to use publishing, analytics and e-commerce tools.  We expect that the primary components of our business will be:

●
 Marketing services to advertisers and publishers, such as display advertising and search advertising, on our social publishing network, YouBlast.com, and across our affiliate web properties (e.g. Honeymag.com)

●	Web publishing services to users, such as single-click publishing tools, click to CDN streaming tools, advanced web and file analytics and single click e-commerce tools.

●	Enterprise solutions for companies seeking to sub-license and custom-brand YouBlast products and services on a broader scale.

We believe having active web portals will allow us to exploit the synergies of our online magazine and social networking site by driving this traffic and user base into YouBlast.com.  From the launch of our websites in March 2009 through September 30, 2010, our websites have had an aggregate of approximately 3,739,821 visits and 6,559,211 page views, by 1,661,645 unique visitors, with average time on site of 2 minutes and 22 seconds, and 10,436 registered users, as measured by Google Analytics.

To increase our web traffic, we plan to link our site with other sites such as Facebook.com and Twitter.com.  Linking to other websites allows us to attract web traffic from people who do not know about our site.  We plan to employ celebrity brand ambassadors and influencers, who will assist us in evangelizing our online properties through popular culture circles.

As part of our strategic plans, we routinely consider and seek to complete acquisitions with companies that are compatible with and/or complementary to our Company, including our technology and products.

 There are three planned revenue streams for YouBlast: Premium Service Fees, Advertising and Publishing Fees and Enterprise Licensing fees.

Premium Service Fees

YouBlast will employ a “freemium” value model for individual users, under which a limited amount of a product or service is provided for free, and additional amounts of the product or service requires payment.  Any user will be able to experience YouBlast as a guest simply by clicking on a link to preview or download a YouBlast file.  Setting up an account will take less than a minute, will be free-of-charge and will enable a user to securely upload, transfer or publish multiple files to their personal cloud (or Internet-based) server, up to 2 GB per file.  Accounts will include 2 gigabyte (gb) of online storage, unlimited encoding, unlimited Inbox file storage from other YouBlast account holders, unlimited recipients, and unlimited file transfer bandwidth.  Account holders can buy additional storage, bandwidth and plan upgrades as follows:

●	Pay for additional storage or bandwidth (monthly fee):
▪	5 gb storage/100 gb bandwidth
▪	10 gb/250 gb bandwidth
▪	20 gb/500 gb bandwidth
▪	50 gb/1 terabyte bandwidth
▪	100 gb/2.5 terabyte bandwidth

●	Pay for a plan upgrade (monthly fee):
▪	Silver (3 A la Carte Apps)
▪	Gold (ad blocker, all A la Carte Apps)
▪	Platinum (Gold, plus earn $ as a publisher)

●	A la Carte Apps
▪	Email Marketing
▪	Social Media Integration
▪	Media Streaming on 3rd Party Sites

▪	Search Engine Optimization
▪	Real-time Commenting

Enterprise Fees

Businesses can sub-license YouBlast applications which offer professionals and corporations a custom-branded solution that seamlessly integrates YouBlast apps into a company’s legacy system (e.g. database, website or other application) for broad use.  Applications are priced according to type, usage, bandwidth and storage space.  These applications include:

●	Email marketing, contact and list management
●	Groups and permissions Control Tools
●	Advanced Website and File Analytics
●	Mobile applications (iPhone, Blackberry, Android)
●	YouBlast social networking publisher tool (allowing users to publish their content on the Internet)

Advertising and Publishing Fees

YouBlast offers web-based marketing solutions that enable users to interact with our advertisers’ brands and YouBlast account holders to earn revenue by publishing ads to users.  In addition, YouBlast offers easy-to-use tools to provide valuable analytics to our advertisers and publishers about the behavior of the users – from both a web click-through and file-click through level.  YouBlast’s Advertising services include:

●	Display advertising
●	Search advertising (text links)
●	Video and Music pre- and post roll advertising
●	Email advertising
●	Brand building (campaign) services
●	Remarketing (intra-ad network services)

The Company has been focused on driving unique visitors (traffic) and impressions through organic and viral means to our sites. We believe that this methodology of ramping in these categories will allow our sites to become viable advertising mediums by the first quarter of 2011.

We will seek to reach our core target demographic by providing a social utility that is superior to any software currently in the marketplace, as our software outperforms each competitor in speed, ease-of-use and richness.  Our go to market strategy is to attract users virally and directly through social media outreach (SMO), search engine optimization (SEO) and search engine marketing (SEM) tactics, while augmenting our technical capabilities to interoperate on the most popular social networks, starting with Facebook and MySpace, thus attracted their respective user bases.  In these instances, YouBlast will seek to leverage the digital experience for these users by improving how large digital files are hosted, streamed, published and tracked among their network of friends and colleagues.

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

We anticipate that our primary source of revenue will be the sale of advertising on our social network YouBlast and online magazine Honeymag.com. We plan to sell advertising through our direct sales ad team. We entered into advertising and sponsorship agreements in the second half of 2009, which generated approximately $89,000 in revenues to date and are currently in negotiations with additional potential advertisers which we believe have the potential to generate significantly greater revenues. We have chosen to not renew our ad aggregator agreements with BET and GLAM Media since we believe that through our direct sales ad team we have the ability to sell higher margin ads.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)

Revenue	$22,027	$35,205	$53,626	$38,785

Costs and expenses
Product development	199,666	364,641	904,546	932,678
Selling and marketing	623	69,790	40,273	347,374
General and administrative	348,443	923,859	1,881,968	2,845,768
Interest income	--	(10,049)	(2,028)	(18,785)
Interest expense – related party	3,600	--	4,142	--
Interest expense	45,912	--	79,574	--
Loss on sale of available-for-sale security	--	--	6,005	--
Amortization – debt discount	231,102	--	238,988	--
Amortization – deferred financing costs	726,438	--	903,647	--

Net loss	$(1,533,757)	$(1,313,036)	$(4,003,489)	$(4,068,250)

Net loss per share – basic and diluted	$(0.04)	$(0.04)	$(0.12)	$(0.13)

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues for the three months ended September 30, 2010 were $22,027 compared to $35,205 for the three months ended September 30, 2009. We generated minimal revenue from on-line advertising to date. The website Honeymag.com was launched as our online magazine on March 5, 2009, on-line ads primarily accounted for the revenue in the third quarter of 2010 and sponsorship revenue in the amount of $35,000 from one customer primarily accounted for the revenues in the third quarter of 2009.

Product development expenses for the three months ended September 30, 2010 were $199,666, compared to $364,641 for the three months ended September 30, 2009, a decrease of $164,975.  The decrease is primarily attributable to decreases in payroll of $70,000, licensing costs of $30,000, network costs of $43,000 and production consultant costs of $22,000. We incurred significantly lower costs during the 2010 period as we negotiated to raise capital to continue the process of developing our new YouBlast social network in accordance with our strategic plan to generate revenues.

Selling and marketing expense for the three months ended September 30, 2010 were $623, compared to $69,790 for the three months ended September 30, 2009, a decrease of $69,167. We implemented expense reduction procedures in 2010 in an effort to preserve our operating capital which resulted in a reduction of selling and marketing payroll of $25,000 and marketing and advertising costs of $44,000.

General and administrative expenses for the three months ended September 30, 2010 were $348,443, compared to $923,859 for the three months ended September 30, 2009 a decrease of $575,416. The decrease is primarily attributable to decreases in share-based consulting fees of $340,000, professional fees of $67,000, business consulting fees of $133,000 and travel and entertainment costs of $38,000. Share-based consulting fees of in 2009 were primarily related to a contract which is no longer in effect in 2010.

Interest expense, amortization of deferred financing costs and amortization of debt discount amounted to $49,512, $726,438 and $231,102, respectively in the three months ended September 30, 2010, related to the financing received in 2010. There was no such outstanding debt in the comparative 2009 period.

As a result of the foregoing, the net loss for the three months ended September 30, 2010 was $1,533,757, compared to a net loss of $1,313,036 for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues for the nine months ended September 30, 2010 were $53,626 compared to $38,785 for the nine months ended September 30, 2009. Although we generated minimal revenue from on-line advertising to date, we did recognize revenue from one customer in the amount of $30,000 in the first quarter of 2010 and we recognized sponsorship revenue in the amount of $35,000 from one customer in the third quarter of 2009. The website Honeymag.com was launched as our online magazine on March 5, 2009, on-line ads primarily accounted for the revenues in the nine months of 2010.

Product development expenses for the nine months ended September 30, 2010 were $904,546, compared to $932,678 for the nine months ended September 30, 2009, a decrease of $28,132.  The decrease is primarily attributable to increased network costs of $39,000, additional amortization expenses of $88,000 and increased edit and creative costs of $26,000 which were offset by a reduction in payroll and related costs of $146,000 and licensing costs of $30,000. We incurred these additional costs as we developed content for our existing online magazine and social network, which were launched in March 2009, and continued the process of developing our new YouBlast social network in accordance with our strategic plan to generate revenues. Payroll costs decreased as we outsourced a significant portion of the product development function to outside consultants.

Selling and marketing expense for the nine months ended September 30, 2010 were $40,273, compared to $347,374 for the mime months ended September 30, 2009, a decrease of $307,101. We implemented expense reduction procedures in an effort to preserve our operating capital which resulted in a reduction of selling and marketing payroll of $78,000 and marketing and advertising costs of $229,000.

General and administrative expenses for the nine months ended September 30, 2010 were $1,881,968, compared to $2,845,768 for the nine months ended September 30, 2009 a decrease of $963,800. The decrease is primarily attributable to decreases in share-based consulting fees of $886,000, payroll and related costs of $196,000, business consulting of $165,000, travel and entertainment of $52,000, public relations of $47,000 and professional fees of $92,000. Share-based consulting fees of $900,000 in 2009 were primarily related to a contract which is no longer in affect in 2010. The decreases in payroll and related costs, business consulting, travel and entertainment, public relations and professional fees are a result of both our implementation of expense reduction procedures and expenses related to certain SEC filings in 2009 that are not incurred in 2010. The decreases are offset by increases in share-based compensation of $425,000, which primarily resulted from the increase in value of shares issued in 2010 for bonuses accrued in 2009, and rent of $77,000 incurred under new lease agreements.

Interest expense, amortization of deferred financing costs and amortization of debt discount amounted to $83,716, $903,647 and $238,988, respectively in the nine months ended September 30, 2010, related to the financing received in 2010. There was no such outstanding debt in the nine months ended September 30, 2009. Additionally, we realized a loss on the sale of our investment in corporate bonds in the amount of $6,005 in the nine months ended September 30, 2010.

As a result of the foregoing, the net loss for the nine months ended September 30, 2010 was $4,003,489, compared to a net loss of $4,068,250 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a deficit accumulated during the development stage amounting to approximately $14.7 million as of September 30, 2010.  There can be no assurance that the Company will be profitable in the future.  If the Company is not profitable and cannot obtain sufficient capital to fund operations, the Company may have to cease operations.   These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan with regards to this condition primarily includes executing upon its revised business plan, which includes the launch of the YouBlast social network in the first quarter of 2011. In addition, the Company’s direct sales ad team signed its first advertising client in the second half of 2009. Direct sales generated approximately $35,000 and $53,000 in revenues in the fourth quarter of 2009 and the nine months ended September 2010, respectively. Additionally, the Company is presently working to raise capital through debt and equity financings. There can be no assurance that such revenues will reach anticipated amounts or that the Company will be able to raise additional capital to execute its strategy.

As of September 30, 2010, we have no cash or cash equivalents available. As of December 31, 2009, we had cash and cash equivalents available of $316,317 and an available-for-sale investment of $295,500. Operations and the net cash used in investing activities net of the cash provided by financing activities, as described below, resulted in the decrease in cash and cash equivalents from December 31, 2009 to September 30, 2010.

During the nine months ended September 30, 2010, we utilized approximately $1,498,000 in cash for operating activities, which was primarily a result of our net loss of approximately $4,003,000 as adjusted for the non-cash deductions for depreciation and amortization of intangibles of $425,000, amortization of financing costs and debt discount of $1,143,000 and share based expenses of $528,000 in the nine month period. Additionally, accounts payable and accrued expenses increased $383,000.

In the nine months ended September 30, 2010, investing activities utilized $201,000 in net cash primarily from $493,000 in payments towards capitalized website development costs as we prepared for the launch of our YouBlast social network, net of proceeds of $294,000 received from the sale of our investment in a corporate debt instrument. Financing activities provided net cash of $1,382,000 from (i) the sale of debentures and common stock; net of financing costs, of $994,000 and (ii) notes payable and advances from a related party of $383,000.

We expect that we will need to raise additional capital to execute our business plan. Our cash and cash equivalents on hand at September 30, 2010 will not be sufficient to fund our operations at their current level for the next twelve months. There can be no assurance that our cost estimates are accurate, that anticipated revenues will materialize, or that we will be successful in securing equity or debt financing to meet our need for working capital. There can be no assurance, in light of the current economic crisis, that such financing, if and when needed, will be available in amounts or on terms acceptable to us, or at all.

On March 4, 2010, as amended October 6, 2010, the Company entered into an Investment Banking, Strategic Advisory and Consulting Agreement (the “IB Agreement”) with JTF, whereby the Company engaged JTF to render such investment banking, advisory and consulting services as defined in the IB Agreement. The investment banking services, which among other possible assisted transactions, will include the offering for sale of a series of convertible preferred stock up to a maximum of $15,000,000 for which JTF will be separately compensated as defined in the IB Agreement and, will be in effect for a two year period commencing March 4, 2010. The consulting services will be for a two year period, at $10,000 per month, commencing on the closing of the $2,000,000 minimum amount of the offering, as defined in the IB Agreement. In conjunction with the amended agreement, the Company's Executive Chairman agreed to return 1,000,000 shares of the Company's Common Stock owned by him to the Treasury of the Company.

On March 24, 2010, the Company entered into a Purchase Agreement (‘Purchase Agreement”) with the John Thomas Bridge and Opportunity Fund (“JTBO”) and other potential investors (collectively the “Investor”), whereby the Company agreed to sell and the Investor agreed to purchase (i) a debenture in the principal amount of a minimum of $490,000 and a maximum of up to $980,000, bearing interest at the rate of 16% per annum, and (ii) a minimum of 1,000,000 shares and a maximum of up to 2,000,000 shares of Company common stock issued for a minimum of $10,000 and a maximum of up to $20,000 of consideration, as defined in the debenture (the “March 2010 Debenture”) and stock purchase agreement (the “Stock Purchase Agreement”).

On March 24, 2010, JTBO purchased a March 2010 Debenture in the principal amount of $490,000, bearing interest at 16%.  The March 2010 Debenture, originally due on September 30, 2010, was amended and is due on December 31, 2010.  The Company may extend the March 2010 Debenture’s maturity date by three month periods if by the maturity date the Company notifies JTBO and delivers to JTBO 1,000,000 shares of the Company’s common stock as consideration for the extension.  Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the March 2010 Debenture.  In addition, pursuant to the Stock Purchase Agreement, JTBO purchased 1,000,000 shares of common stock with a fair market value of $250,000 for consideration of $10,000.  The excess of the fair market value over proceeds received of $240,000 is accounted for as share-based financing costs.  The Company also agreed to issue JTBO 200,000 shares of the Company’s common stock with a fair market value of $50,000 in connection with the closing of the financing.  The Company incurred financing costs of $417,500 ($290,000 of which is share-based) in connection with the sale of the debenture and common stock. Amortization of deferred financing costs amounted to $417,500 in the nine months ended September 30, 2010.

On April 13 and 14, 2010, pursuant to the Purchase Agreement, three investors purchased debentures in the principal amounts of $245,000, $58,800 and $39,200 bearing interest at 16%.  These debentures, originally due on October 13 and 14, 2010, respectively, were amended and are due on April 14, 2011.  The Company may extend these debentures’ maturity dates by three month periods, as defined in the agreement.  Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the debentures.  In addition, pursuant to the Stock Purchase Agreement, the investors purchased 500,000, 120,000 and 80,000 shares of common for consideration of $5,000, $1,200 and $800, respectively.  The excess of the fair market value of the common stock over the proceeds received of $168,000 is accounted for as deferred share-based financing.  Amortization of deferred financing costs amounted to $154,182 in the nine months ended September 30, 2010.

On June 7, 2010, the Company entered into a second Securities Purchase Agreement (the “June 2010 Purchase Agreement”) with JTBO, whereby the Company agreed to sell, and JTBO agreed to purchase, in two tranches, up to $250,000 in principal amount of debentures (the “June 2010 Debentures”) for an aggregate purchase price of $250,000.  In connection with the purchase of the June 2010 Debentures, the Company has agreed to issue to JTBO five year warrants (the “June 2010 Warrants”) to purchase up to 2,000,000 shares of its common stock at an exercise price of $0.50 per share.  The June 2010 Debentures pay interest at a rate of 16% per annum, payable in cash. The Company may extend the June 2010 Debentures’ maturity date by three month periods if by the maturity date, the company notifies the June 2010 Debenture holder and delivers to the June 2010 Debenture holder $25,000 for the extension. Upon the closing by the Company of one or more financings in which the Company receives gross proceeds of not less than $1,500,000 the Company shall pay an amount equal to 50% of the proceeds of such financing to reduce the principal amount of the June 2010 Debentures.

Pursuant to the June 2010 Purchase Agreement, on June 7, 2010, the Company sold to JTBO a June 2010 Debenture in the principal amount of $100,000, and issued JTBO a June 2010 Warrant to purchase 800,000 shares of its Common Stock, for gross proceeds of $100,000.  Pursuant to the June 2010 Purchase Agreement, JTBO purchased a second June 2010 Debenture with a face value of $150,000 on June 30, 2010, for a purchase price of $150,000.  At the closing of the purchase of the second June 2010 Debenture, the Company issued to JTBO a June 2010 Warrant to purchase 1,200,000 shares of its Common Stock.  The June 2010 Debentures, originally maturing September 30, 2010, were amended and are due on December 31, 2010.  The Company valued the 2,000,000 June 2010 Warrants using the Black-Scholes pricing model.  The value assigned to the warrants of $168,855 is recorded as debt discount and additional paid-in capital.  The debt discount is being amortized over the respective terms of the debentures.  In the nine months ended September 30, 2010, amortization of debt discount amounted to $168,855.  The Company incurred $55,500 in financing costs in the sale of the June 2010 Debentures which are deferred and amortized over the respective terms of the debentures.  Amortization of deferred financing costs amounted to $55,500 in the nine months ended September 30, 2010.

In conjunction with the June 2010 Purchase Agreement, the Company and JTBO also entered into a Registration Rights Agreement, pursuant to which the JTBO was granted piggy-back registration rights with respect to the shares issuable upon conversion of the Debenture or upon exercise of the Warrant (unless such shares may be sold pursuant to Rule 144) promulgated under the Securities Act of 1933, as amended.

In conjunction with the June 2010 Purchase Agreement, the Company and JTBO also entered into a Royalty Agreement (the “Royalty Agreement”) pursuant to which the Company will pay JTBO 25% of the Net Revenue received by the Company and generated by its YouBlast social network in an amount not to exceed $250,000.  The Agreement will terminate on the sooner of the payment by the Company of $250,000 pursuant to the Royalty Agreement or by mutual agreement of JTBO and the Company.  As used in the Royalty Agreement, “Net Revenue” means the total gross sales price and/or monetary equivalent of any other consideration actually received by the Company, less discounts, rebates, refunds or reserves applicable thereto.

On August 10, 2010, the Company entered into a Securities Purchase Agreement (the “August 2010 Purchase Agreement”) with the John Thomas Bridge & Opportunity Fund II, L.P. (“JTBOII)”, whereby the Company agreed to sell, and JTBOII agreed to purchase, in one or more tranches, up to $250,000 in principal amount of debentures (the “August 2010 Debentures”) for an aggregate purchase price of $250,000.  The August 2010 Debentures pay interest at a rate of 16% per annum, payable in cash and, originally due on October 30, 2010, were amended and are due on December 31, 2010.  Pursuant to the August 2010 Purchase Agreement, for each $50,000 of August 2010 Debentures that JTBOII purchases, the Company agreed to issue JTBOII a warrant to purchase 400,000 shares of Company common stock.

Pursuant to the August 2010 Purchase Agreement, on August 10, 2010, the Company sold to JTBOII an August 2010 Debenture in the principal amount of $100,000, and issued to JTBOII a warrant to purchase 800,000 shares of its Common Stock, at $.50 per share, for gross proceeds of $100,000. As set forth in the August 2010 Purchase Agreement, the Fund had agreed to purchase up to $150,000 of additional Debentures by August 31, 2010, provided the Company has complied with the conditions and agreements set forth in the Purchase Agreement. The Company valued the 800,000 warrants using the BlackScholes pricing model.  The value assigned to the warrant of $63,973 is recorded as debt discount and additional paid-in capital.  The debt discount is being amortized over the term of the debenture.  In the nine months ended September 30, 2010, amortization of debt discount amounted to $40,279. The Company incurred $23,000 in financing costs in the sale of the August 2010 Debenture which are deferred and amortized over the term of the debenture.  Amortization of deferred financing costs amounted to $14,481 in the nine months ended September 30, 2010.

On April 14, 2010, the Company borrowed $65,000 from its Executive Chairman (former CEO) for working capital purposes.  The promissory note bears interest at 9% per annum and is secured by certain assets of the Company.

Principal and all accrued and unpaid interest to the date of repayment will be paid through the issuance of shares of the Company’s common stock at a rate of $0.50 per share.  The entire unpaid portion of the note, together with all accrued interest through the date of payment may be declared immediately due and payable by the Executive Chairman (former CEO) upon the attaining of certain capital funding by the Company, as defined in the agreement.  As disclosed above, such funding was subsequently attained and the promissory note was paid in April 2010.

In May and June, 2010, the Company borrowed an aggregate of $100,000 from its Executive Chairman (former CEO) for working capital purposes.  The promissory note bears interest at 9% per annum and is secured by certain assets of the Company.  Principal and all accrued and unpaid interest to the date of repayment will be paid through the issuance of shares of the Company’s common stock at a rate of $0.50 per share. The entire unpaid portion of the note, together with all accrued interest through the date of payment may be declared immediately due and payable by the Executive Chairman (former CEO) upon the attaining of certain capital funding by the Company, as defined in the agreement.

On July 2, 2010, the Company made a payment of $50,000 on the $100,000 promissory note with its Executive Chairman (former CEO).  Subsequently in July 2010, the Executive Chairman then loaned the Company an additional $36,000, resulting in a balance of $86,000 due under the promissory note as of September 30, 2010.

On September 2, 2010, the Company issued a 16% debenture, originally due November 1, 2010, and as amended, due December 31, 2010 (the “September 2010 Debenture”) , to its Executive Chairman (former CEO) in the aggregate principal amount of $175,000 and issued a five year warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  The Company valued the 1,000,000 warrant using the Black-Scholes pricing model. The value assigned to the warrant of $82,044 is recorded as debt discount and additional paid-in capital.  The debt discount is being amortized over the term of the September 2010 Debenture. In the nine months ended September 30, 2010, amortization of debt discount amounted to $29,854.

Pursuant to the September 2010 Debenture, on September 2, 2010, and September 28, 2010, the Company incurred indebtedness of $126,656 and $48,344, respectively.  The September 2010 Debenture is unsecured and subordinate to all other indebtedness of the Company. The September 2010 Debenture holder may not seek recourse against any shareholder, director or officer of the Company (or any successor to the Company) for the Company’s failure to repay the September 2010 Debenture.  The September 2010 Debenture bears interest at a rate of 16% per annum, payable in cash and is due on November 1, 2010, unless such date is extended or accelerated.

The September 2010 Debenture contains customary events of default, as defined in the September 2010 Debenture, which among others includes the immediate payment of principal and unpaid interest, the issuance of 1,000,000 shares of the Company’s common stock, and the option to convert all or a portion of the outstanding balance into shares of the Company’s common stock.  If an event of default occurs under the September 2010 Debenture the exercise price of the warrant is reduced from $0.50 per share to $0.01 per share.

Pursuant to the terms of the debentures sold to JTBO, JTBOII, the three individual investors and the Company’s Executive Chairman (collectively the “Debentures”), upon the occurrence of an equity or debt financing of less than $1,500,000, the Company must use fifty percent of the financing proceeds to repay each of the Debentures.  The Company concluded that its current liquidity and capital resource requirements preclude early payment of the Debentures and, subsequent to September 30, 2010, the Company entered into new agreements with the Debentures holders whereby it sold to JTBOII new debentures in the amounts of $50,000 and $65,000 and also modified the terms of all outstanding Debentures with the Debenture Holders.  The new agreements, among other terms as defined in the agreements, extended the maturity date of the Executive Chairman’s, JTBO’s and JTBOII’s Debentures to December 31, 2010, or such earlier date that the Company receives funding, as defined in the agreements, and waived any defaults existing under the their Debentures as of the date of the new agreements.  In consideration for these modifications the Company agreed to issue to JTBO and JTBOII a number of shares of common stock equal to 10% of the total issued and outstanding shares of Company common stock on a fully diluted basis.  The number of common shares required to be issued to JTBO and JTBOII, 5,913,231 shares in the aggregate, will be allocated to JTBO and JTBOII pro rata based on the balances of their Debentures.  These common shares are subject to anti-dilution protection, as defined in the agreements.  The new agreements with the three individuals, among other terms as defined in the agreements, extended their debentures for a period of six months from their original due date to April 2011and provided for the issuance of an aggregate of 700,000 shares of common stock to the three individuals. The Company determined that these modifications are not considered a debt extinguishment and accounted for the transaction using the guidance of FASB ASC Topic No. 470-50 “Modifications and Extinguishments”. The total number of common shares required to be issued, 6,613,231 shares, are valued at $1,983,969 as of September 2, 2010, the effective date of the modification.  The amount is accounted for as deferred financing costs and is being amortized over the extended terms of the debenture agreements using the effective interest method.  The Company recorded amortization in the amount of $261,983 for the period September 2, 2010, through September 30, 2010, as share liability.

The Company recorded $83,716 ($4,142 related party), $-0- and $294,332 ($100,877 related party) of interest expense for the nine months ended September 30, 2010 and 2009, and the period from inception (January 18, 2005) through September 30, 2010, respectively.

Deferred financing costs are being amortized over the terms of the debentures using the effective interest method.  Amortization amounted to $903,647 in the nine months ended September 30, 2010.

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

Equity-Based Compensation

The Company accounts for equity based compensation transactions with employees under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 718, “Compensation, Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net earnings. The fair value of common stock issued for compensation is measured at the market price on date of grant. The fair value of the Company’s equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of (i) common stock issued for payments to non-employees is measured at the market price on the date of grant; (ii) equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it is to receive cash for the goods or services instead of paying with or using the equity instrument.

Intangible Assets

The intangible assets, initially recorded at cost, are considered to approximate fair value at the time of purchase. Amortization is provided for on a straight-line basis over seven years, the estimated useful lives of the assets. The Company evaluates the recoverability of its intangible assets periodically and takes into account events or circumstances that warrant revised estimates of their useful lives or indicate that impairments exist. Management believes, based on an independent valuation as of December 31, 2009 and no impairment events or conditions being identified to date in 2010, that there is no impairment of the Company’s intangible assets as of September 30, 2010.

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

Management’s evaluation of internal control over financial reporting includes using the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework, an integrated framework for the evaluation of internal controls issued by COSO, to identify the risks and control objectives related to the evaluation of our control environment. Based on their evaluation under the frameworks described above, our Chief Executive Officer has concluded that our internal control over financial reporting was ineffective as of September 30, 2010 because of the following material weaknesses in internal controls over financial reporting:

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

Changes in Internal Controls

Our management, with the participation of Jeffrey Forster, our chief executive officer and principal financial officer (“CEO”), performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the three months ended September 30, 2010.  Based on that evaluation, our CEO concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting

PART II

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBTS.

Exhibit Number	Description
4.1	16% Debenture, dated August 10, 2010 (filed with the Company’s 8K on August 13, 2010, and incorporated herein by reference)
4.1	16% Debenture, dated September 2, 2010 (filed with the Company’s 8K on September 9, 2010, and incorporated herein by reference)
4.1	Amendment No. 1 to 16% Debenture, dated September 28, 2010 (filed with the Company’s 8K on October 4, 2010, and incorporated herein by reference)
4.2	Warrant to Purchase Common Stock, dated August 10, 2010 (filed with the Company’s 8K on August 13, 2010, and incorporated herein by reference)
4.2	Warrant to Purchase Common Stock, dated September 2, 2010 (filed with the Company’s 8K on September 9, 2010, and incorporated herein by reference)
10.1	Employee Agreement, entered into as of July 1, 2010 (filed with the Company’s 8K on August 13, 2010 and incorporated herein by reference)
99.1	Securities Purchase Agreement, dated August 10, 2010 (filed with the Company’s 8K on August 13, 2010 and incorporated herein by reference)
99.2	Registration Rights Agreement, dated August 10, 2010 (filed with the Company’s 8K on August 13, 2010 and incorporated herein by reference)
31.1	Certification by Chief Executive Officer and principal financial officer pursuant to Sarbanes Oxley Section 302
32.1	Certification by Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBLAST GLOBAL, INC.

Date: November 22, 2010	By:	/s/ Jeffrey Forster
Name: Jeffrey Forster
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)